Form 10-Q
period 2016-12-31
BYLOG GROUP CORP.
filed 2017-02-03
CIK 1668082

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

BYLOG GROUP CORP.

 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	37-1791003 IRS Employer Identification Number	7371 Primary Standard Industrial Classification Code Number

84/1 Bilang, Hutan #402, Liaoning Province,

Dalian City, District ZhongShan 116013, China

Tel.  (775) 430-5510

(Issuer’s telephone number)

1 | Page

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No[  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ]   No[X]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ]

Accelerated filer [   ]

Non-accelerated filer [   ]

Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]  No [ ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of February 2, 2017
Common Stock, $0.001	9,000,000

2 | Page

BYLOG GROUP CORP.

Form 10-Q

3 | Page

BYLOG GROUP CORP. BALANCE SHEETS (UNAUDITED)
	DECEMBER 31, 2016	MARCH 31, 2016
ASSETS
Current Assets
Cash	$ 798	$ 8,758
Prepaid expenses	1,100
Total current assets	1,898	8,758
Fixed Assets, net of accumulated depreciation of $750	2,250	3,000
Total Assets	$ 4,148	$ 11,758

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 914	$ 914
Accrued expenses	2,000	4,000
Total current liabilities	2,914	4,914
Total Liabilities	2,914	4,914

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
9,000,000 shares issued and outstanding	9,000	9,000
Accumulated Deficit	(7,766)	(2,156)
Total Stockholders’ Equity	1,234	6,844

Total Liabilities and Stockholders’ Equity	$ 4,148	$ 11,758

The accompanying notes are an integral part of these unaudited financial statements.

4 | Page

BYLOG GROUP CORP. STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended December 31, 2016	Three months ended December 31, 2015	Nine months ended December 31, 2016	For the period from Inception (August 21, 2015) to December 31, 2015
Revenue	$ -	$ -	$ 4,000	$ -
Operating expenses
General and administrative expenses	4,880	20	9,610	854
Loss before provision for income taxes	(4,880)	(20)	(5,610)	(854)

Provision for income taxes	-	-	-	-

Net loss	$ (4,880)	$ (20)	$ (5,610)	$ (854)

Loss per common share: Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	9,000,000	-	9,000,000	-

The accompanying notes are an integral part of these unaudited financial statements.

5 | Page

BYLOG GROUP CORP. STATEMENTS OF CASH FLOWS (Unaudited)
	Nine months ended December 31, 2016	For the period from Inception (August 21, 2015) to December 31, 2015
Cash flows from Operating Activities
Net loss	$ (5,610)	$ (854)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	750	-
Change in operating assets and liabilities:
Prepaid expenses	(1,100)	0
Accrued expenses	(2,000)	-
Net cash used in operating activities	(7,960)	(854)

Cash flow from Financing Activities
Proceeds of Loans from Shareholder	0	914
Net cash provided by financing activities	0	914

Net increase (decrease) in cash and equivalents	(7,960)	60
Cash at beginning of the period	8,758	-
Cash at end of the period	$ 798	$ 60
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

6 | Page

BYLOG GROUP CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIOD ENDED DECEMBER 31, 2016

(UNAUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS

BYLOG GROUP CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on August 21, 2015. The Company is in the business of web development and online advertising.

The Company has adopted March 31 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of December 31, 2016, been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (August 21, 2015) to December 31, 2016 of $7,766. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking third party equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as December 31, 2016 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended December 31, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future period.

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

7 | Page

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At December 31, 2016 the Company's bank deposits did not exceed the insured amounts.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company did not incur advertising expense during period ended December 31, 2016.

Stock-Based Compensation

As of December 31, 2016, the Company has not issued any stock-based payments to its employees.

Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

Start-Up Costs

In accordance with ASC 720, “Start-up Costs”, the company expenses all costs incurred in connection with the start-up and organization of the company.

Fair Value Measurements

The company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which defines fair value as used in numerous accounting  pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The company has no assets or liabilities valued at fair value on a recurring basis.

8 | Page

Revenue Recognition

The Company follows the guidance of the Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. We record revenue when persuasive evidence of an arrangement exists, the services have been provided, the price to the customer is fixed or determinable and collectability of the revenue is reasonably assured.

For the nine months ended December 31, 2016, all revenue was earned from one customer.

Subsequent Events

The Company has evaluated all transactions from December 31, 2016 through the date these financial statements were available for issuance.

NOTE 4 – STOCKHOLDERS EQUITY

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

On March 7, 2016 the Company issued 9,000,000 shares of its common stock to the director at $0.001 per share for total proceeds of $9,000.

As of December 31, 2016, the Company had 9,000,000 shares issued and outstanding.

NOTE 5 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by officers, directors, or shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

Since August 21, 2015 (Inception) through December 31, 2016, the Company’s sole officer and director loaned the Company $914 to pay for incorporation costs and operating expenses.  As of December 31, 2016, the amount outstanding was $914. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6. INCOME TAXES

As of December 31, 2016 the Company had net operating loss carry forwards of $7,766 that may be available to reduce future years’ taxable income through 2036. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

9 | Page

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

We plan to set up a web-platform for people willing to deliver services in design. Our Internet platform allows web designers to place and promote their portfolio and a description of their professional competences and services. These portfolios can be presented on our web platform in the form of landing pages with any interface and programming code. If our clients require a landing page programming or coding we intend to offer such service to them. The web-platform is planned to be a micro-job service for any professional or an amateur interested in delivering services regarding advertisement: from poster design to video production.

Our principal office address is located at 84/1 Bilang, Hutan #402, Liaoning Province, Dalian City, District ZhongShan 116013, China. Our telephone number is (775) 430-5510.

Business Concept

We plan to develop a website, to which we may refer as a web-platform, offering an opportunity of part-time jobs for professionals or freelancers engaged in advertising business to whom we refer as customers. We anticipate this to be profitable for both parties - for those who offer such services and for those who seeks them. To summarize our main objective, we see it as providing customers with a web-platform to communicate, order or promote services, agree upon jobs, prices and details of jobs to be carried out. By signing up to our platform customer agree to deliver advertising products they are qualified to perform and pay fees we may apply for upgrading customer’s profile, or after selling a work. We expect customers to produce various types of digital advertising products, such as photos or photo manipulations, illustrations, pictures, posters, logos. To protect our customers from scamming, fraud or verbal threats we plan to make users verify their true identities, business contacts and billing information, which we also plan to use in issuing automatic service agreements between our customers and their sold-to parties. We expect users of the web platform to go through verification via email, payment services and sending a code in a text message — when a short code is sent to the number provided while registration it has to be typed in a provided field on the site in order to resume the process of registration. Users may opt to choose what  account numbers to provide — ones of electronic payment systems, such as PayPal, or their numbers of bank accounts. We also have in mind to give all users an opportunity to pay with a Buyer’s Gift Card (issued by our company), and customers to receive their revenues to Seller’s Cards. These Sellers cards can be used to order services from other customers on our site.

RESULTS OF OPERATIONS

Three Months Period Ended December 31, 2016 compared to Three Months Period Ended December 31, 2015

Revenue

During the three months periods ended December 31, 2016 and 2015 we have not generated any revenue.

Operating Expenses

During the three month period ended December 31, 2016, we incurred $4,880 general and administrative expenses compared to $20 during the three months period ended December 31, 2015. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Loss

Our net loss for the three months period ended December 31, 2016 was $4,880 compared to net loss of $20 during the three months period ended December 31, 2015.

Nine Months Period Ended December 31, 2016 compared to the period from Inception (August 21, 2015) to December 31, 2015

Revenue

During the nine months period ended December 31, 2016 we have generated $4,000 in revenue compared to none during the period from Inception (August 21, 2015) to December 31, 2015.

10 | Page

Operating Expenses

During the nine month period ended December 31, 2016, we incurred $9,610 general and administrative expenses compared to $854 during the period from Inception (August 21, 2015) to December 31, 2015. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Loss

Our net loss for the nine months period ended December 31, 2016 was $5,610 compared to net loss of $854 during the period from Inception (August 21, 2015) to December 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2016

As at December 31, 2016 our total current assets were $1,898 compared to $8,758 in total current assets at March 31, 2016. As at December 31, 2016 our current liabilities were $2,914 compared to $4,914 as of March 31, 2016.

Stockholders’ equity was $1,234 as of December 31, 2016 compared to stockholders’ equity of $6,844 as of March 31, 2016.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended December 31, 2016, net cash flows used in operating activities was $7,960 consisting of a net loss of $5,610, decrease in accounts payable of $2,000, increase in prepaid expenses of $1,100 and depreciation expenses of $750. Net cash flows provided by operating activities was $854 for the period from Inception (August 21, 2015) to December 31, 2015 consisting entirely of a net loss of $854.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine months period ended December 31, 2016 net cash provided by financing activities was $0 compared to $914 form proceeds from the loan for the period from Inception (August 21, 2015) to December 31, 2015.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

11 | Page

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our March 31, 2016 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 4.  CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine month period ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

12 | Page

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered shares were sold during the three months period ended December 31, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three and three month periods ended December 31, 2016.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 4. OTHER INFORMATION

None.

ITEM 5. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS  XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

13 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BYLOG GROUP CORP.
Dated: February 2, 2017	By:/s/Dmitrii Iaroshenko
Dmitrii Iaroshenko, President and Chief Executive Officer and Chief Financial Officer

14 | Page