Form 10-K
period 2017-03-31
BYLOG GROUP CORP.
filed 2017-06-16
CIK 1668082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended March 31, 2017

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the transition period from ___________ to ___________

COMMISSION FILE NO. 333-211808

BYLOG GROUP CORP.

 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	37-1791003 IRS Employer Identification Number	7371 Primary Standard Industrial Classification Code Number

84/1 Bilang, Hutan #402, Liaoning Province,

Dalian City, District ZhongShan 116013, China

Tel.  (775) 430-5510

(Address and telephone number of registrant's executive office)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant  is not  required  to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                     Accelerated filer [ ]

Non-accelerated filer [ ]                       Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [X] No [  ]

As of June 15, 2017, the registrant had 11,495,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of June 15, 2017.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

As used in this annual report, the terms "we", "us", "our", "the Company", mean BYLOG GROUP CORP., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

GENERAL

We are development stage company and commence operations in the business web development and online advertising. We plan to set up a web-platform for people willing to deliver services in design. Our Internet platform allows web designers to place and promote their portfolio and a description of their professional competences and services. These portfolios can be presented on our web platform in the form of landing pages with any interface and programming code. If our clients require a landing page programming or coding, we intend to offer such service to them. The web-platform is planned to be a micro-job service for any professional or an amateur interested in delivering services regarding advertisement: from poster design to video production.

We were incorporated in Nevada on August 21, 2015. Our principal executive offices are located at 84/1 Bilang, Hutan #402, Liaoning Province, Dalian City, District ZhongShan 116013, China. Our phone number is (775) 430-5510. Our plan of operation is forward-looking and there is no assurance that we will ever reach profitable operations. We are a startup company and have generated $12,500 in revenues as of March 31, 2017.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any property.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

As of June 15, 2017, the 11,495,000 issued and outstanding shares of common stock were held by a total of 32 shareholders of record.

DIVIDENDS

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report.  Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Our net loss for the fiscal year ended March 31, 2017 was $19,120 compared to a net loss of $2,156 during the period from Inception (August 21, 2015) to March 31, 2016. During fiscal year ended March 31, 2017 we have generated $12,500 in revenue. For the period from Inception (August 21, 2015) to March 31, 2016, we generated $2,718 in revenue.

During the fiscal year ended March 31, 2017, we incurred expenses of $31,620 compared to $4,874 incurred during the period from Inception (August 21, 2015) to March 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2017 our total assets were $16,838 compared to $11,758 in total assets at March 31, 2016. As of March 31, 2017, our total liabilities were $5,914 compared to $4,914 in total liabilities at March 31, 2016.

Stockholders’ equity increased from $6,844 as of March 31, 2016 to $10,924 as of March 31, 2017.

The weighted average number of shares outstanding was 9,250,698 for the year ended March 31, 2017 compared to 1,004,464 for the period from Inception (August 21, 2015) to March 31, 2016.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended March 31, 2017, net cash flows used in operating activities was $17,620. Net cash flows provided by operating activities was $1,844 for the period from inception (August 21, 2015) to March 31, 2016.

Cash Flows from Investing Activities

We used $2,800 funds in investing activities for the year ended March 31, 2017. We used $3,000 in investing activities for the period from Inception (August 21, 2015) to March 31, 2016, all relates to the acquisition of fixed assets.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the year ended March 31, 2017, net cash flows from financing activities was $23,200 received from proceeds from issuance of common stock. For the period from inception (August 21, 2015) to March 31, 2016, net cash flows from financing activities was $9,914 received from proceeds from issuance of common stock and advance from director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our March 31, 2017 and March 31, 2016 financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Paritz	& Company, P.A	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201) 342-7753 Fax: (201) 342-7598

Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Bylog Group Corp.

We have audited the accompanying balance sheet of Bylog Group Corp.as of March 31, 2017 and 2016, and the related statements of operations, stockholders equity, and cash flows for the year ended March 31, 2017 and for period from inception (August 21, 2015) to March 31, 2016.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.   Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bylog Group Corp.as of March 31, 2017 and 2016  and the results of its operations and cash flows for the year ended March 31, 2017 and for the period from inception (August  21, 2015) to March 31, 2016  in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (August 21, 2015) to March 31, 2017 of $21,276. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management plans are also discussed in Note 2.

/S/Paritz & Company, P.A.

Hackensack, New Jersey

June 15, 2017

BYLOG GROUP CORP. BALANCE SHEETS
	MARCH 31, 2017	MARCH 31, 2016
ASSETS
Current Assets
Cash	$ 11,538	$ 8,758
Prepaid expenses	500
Total current assets	12,038	8,758
Fixed Assets, net of accumulated depreciation of $1,000	4,800	3,000
Total Assets	$ 16,838	$ 11,758

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 914	$ 914
Accrued expenses	5,000	4,000
Total current liabilities	5,914	4,914
Total Liabilities	5,914	4,914

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
11,320,000 and 9,000,000 shares issued and outstanding as of March 31, 2017 and 2016 respectfully.	11,320	9,000
Additional Paid-In-Capital	20,880
Accumulated Deficit	(21,276)	(2,156)
Total Stockholders’ Equity	10,924	6,844

Total Liabilities and Stockholders’ Equity	$ 16,838	$ 11,758

The accompanying notes are an integral part of these audited financial statements.

BYLOG GROUP CORP. STATEMENTS OF OPERATIONS
	Year ended March 31, 2017	For the period from Inception (August 21, 2015) to March 31, 2016
Revenue	$ 12,500	$ 2,718
Operating expenses
General and administrative expenses	31,620	4,874
Loss before provision for income taxes	(19,120)	(2,156)

Provision for income taxes	-	-

Net loss	$ (19,120)	$ (2,156)

Loss per common share: Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	9,250,698	1,004,464

The accompanying notes are an integral part of these audited financial statements.

BYLOG GROUP CORP. STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY FOR THE PERIOD FROM INCEPTION (AUGUST 21, 2015) to MARCH 31, 2017
	Number of Common Shares	Amount	Additional Paid-in-Capital	Deficit accumulated	Total
Balance at August 21, 2015, Inception	-	$ -	$ -	$ -	$ -
Common Shares issued for cash at $0.001 per share on March 7, 2016	9,000,000	9,000	-	-	9,000
Net loss for the year	-	-	-	(2,156)	(2,156)
Balances as of March 31, 2016	9,000,000	9,000		$ (2,156)	$ 6,844
Common Shares issued for cash at $0.01 per share	2,320,000	2,320	20,880	-	23,200
Net loss for the year	-	-		(19,120)	(19,120)
Balances as of March 31, 2017	11,320,000	$11,320	$ 20,880	$ (21,276)	$ 10,924

The accompanying notes are an integral part of these audited financial statements.

BYLOG GROUP CORP. STATEMENTS OF CASH FLOWS
	Year ended March 31, 2017	For the period from Inception (August 21, 2015) to March 31, 2016
Cash flows from Operating Activities
Net loss	$ (19,120)	$ (2,156)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	1,000	-
Change in operating assets and liabilities:
Prepaid expenses	(500)	-
Accrued expenses	1,000	4,000
Net cash provided by (used in) operating activities	(17,620)	1,844

Cash flows from Investing Activities
Purchase of fixed assets	(2,800)	(3,000)
Net cash used in investing activities	(2,800)	(3,000)

Cash flow from Financing Activities
Proceeds from sale of common stock	23,200	9,000
Proceeds of loan from shareholder	-	914
Net cash provided by financing activities	23,200	9,914

Net increase in cash	2,780	8,758
Cash at beginning of the period	8,758	-
Cash at end of the period	$ 11,538	$ 8,758
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these audited financial statements.

BYLOG GROUP CORP.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS

BYLOG GROUP CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on August 21, 2015. The Company is in the business of web development and online advertising.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of March 31, 2017, been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (August 21, 2015) to March 31, 2017 of $21,276. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At March 31, 2017 the Company's bank deposits did not exceed the insured amounts.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company did not incur advertising expense during periods presented.

Stock-Based Compensation

As of March 31, 2017, the Company has not issued any stock-based payments to its employees.

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

For the year ended March 31, 2017, all revenue was earned from five customer.

Subsequent Events

The Company has evaluated all transactions from March 31, 2017 through the date these financial statements were available for issuance.

NOTE 4 – STOCKHOLDERS EQUITY

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

On March 7, 2016 the Company issued 9,000,000 shares of its common stock to the director at $0.001 per share for total proceeds of $9,000.

For the year ended March 31, 2017, the Company issued 2,320,000 shares of its common stock to the director at $0.01 per share for total proceeds of $23,200.

As of March 31, 2017, the Company had 11,320,000 shares issued and outstanding.

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

Since August 21, 2015 (Inception) through March 31, 2017, the Company’s sole officer and director loaned the Company $914 to pay for incorporation costs and operating expenses.  As of March 31, 2017, the amount outstanding was $914. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6. INCOME TAXES

As of March 31, 2017 the Company had net operating loss carry forwards of $21,276 that may be available to reduce future years’ taxable income through 2036. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The Company follows ASC 740. Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry-forwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry-forward has been recognized, as it is not deemed likely to be realized.

 The provisions for refundable federal income tax at 34% for the years ended March 31, 2017 and 2016 consist of the following:

	Year Ended March 31, 2017	Year Ended March 31, 2016

Income tax expense (benefit) at statutory rate	(6,500)	(733)
Change in valuation allowance	6,500	733
Income tax expense	-	-

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of March 31, 2017 and March 31, 2016 are as follows:

	Year Ended March 31, 2017	Year Ended March 31, 2016

Net Operating Loss	$ 7,233	$ 733
Valuation allowance	(7,233)	(733)
Net deferred tax asset	$ -	$ -

The Company has approximately $21,276 of net operating losses (“NOL”) carried forward to offset taxable income in future years which expire commencing in fiscal 2033. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets relating to NOLs for every period because it is more likely than not that all of the deferred tax assets will not be realized.

NOTE 7. SUBSEQUENT EVENTS

For the period subsequent to March 31, 2017 through the date the financial statements were available to be issued, the Company issued 175,000 shares of common stock at $0.01 per share for a proceed of $1,750.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the year March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

Name and Address of Executive Officer and/or Director	Age	Position
Dmitrii Iaroshenko 84/1 Bilang, Hutan #402, Liaoning Province, Dalian City, District ZhongShan 116013, China	39	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Dmitrii Iaroshenko has acted as our President, Treasurer, Secretary and sole Director since we incorporated on August 21, 2015. Mr. Iaroshenko graduated from Hong Kong University of Science and Technology in 2003. Since 2003 till 2010 he worked as a website developer in “Gua Fu Hanji Ltd” (China). He was responsible for the websites development on Java and PHP programming language. He has experience in Java, PHP, C#, HTML5, Python, Ruby programming and websites coding. Since 2010 he has been working as the freelance web developer in China. He provided wesites development, websites design, websites programming and coding service. He provided his service for individuals and entitys from around the world as the freelancer on the outsource basis via Internet. We believe that Mr. Iaroshenko’s specific experience, qualifications and skills will enable to develop our business.

During the past ten years, Mr. Iaroshenko has not been the subject to any of the following events:

1.	Any bankruptcy petition filed by or against any business of which Mr. Iaroshenko was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.
2.	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3.

An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Iaroshenko’s involvement in any type of business, securities or banking activities.

4.

Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5.

Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6.

Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7.

Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.

Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

Other than our director, we do not expect any other individuals to make a significant contribution to our business.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer from inception on August 21, 2015 until March 31, 2016  and for the year ended March 31, 2017:

Summary Compensation Table

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Dmitrii Iaroshenko, President, Secretary and Treasurer	August 21, 2015 to March 31, 2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	April 1, 2016 to March 31, 2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

CHANGE OF CONTROL

As of March 31, 2017, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 31, 2017 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	Dmitrii Iaroshenko 84/1 Bilang, Hutan #402, Liaoning Province, Dalian City, District ZhongShan 116013, China	9,000,000 shares of common stock (direct)	79.51%

The percent of class is based on 11,320,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 7, 2016, the Company sold 9,000,000 shares of common stock at a price of $0.001 per share to its director, in consideration of $9,000.

As of March 31, 2017 the Director of the Company advanced the Company $914 to cover the Company’s operating expenses. This loan is non-interest bearing, due upon demand and unsecured.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended March 31, 2017, we incurred approximately $7,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for the fiscal year ended March 31, 2016 and for the reviews of our financial statements for the quarters ended June 30, 2016, September 30, 2016 and December 31, 2016.

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibits:

31.1 Certification of Chief Executive Officer and Chief Financial Officer  pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101 Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BYLOG GROUP CORP.
Dated: June 15, 2017	By: /s/ Dmitrii Iaroshenko
Dmitrii Iaroshenko, President and Chief Executive Officer and Chief Financial Officer