Form 10-Q
period 2017-09-30
BYLOG GROUP CORP.
filed 2017-11-20
CIK 1668082

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Large accelerated filer [  ]

Accelerated filer [   ]                   Emerging growth company  [X]

Non-accelerated filer [   ]

Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [ X ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 20, 2017
Common Stock, $0.001	11,495,000

2 | Page

BYLOG GROUP CORP.

Form 10-Q

3 | Page

BYLOG GROUP CORP. BALANCE SHEETS (UNAUDITED)
	SEPTEMBER 30, 2017	MARCH 31, 2017
ASSETS
Current Assets
Cash	$ 14,544	$ 11,538
Prepaid expenses	-	500
Total current assets	14,544	12,038
Fixed Assets, net of accumulated depreciation of $2,432	9,468	4,800
Total Assets	$ 24,012	$ 16,838

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 914	$ 914
Accrued expenses	-	5,000
Total current liabilities	914	5,914
Total current and total Liabilities	914	5,914

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
11,495,000 and 11,320,000 shares issued and outstanding as of September 30, 2017 and March 31, 2017 respectively	11,495	11,320
Additional Paid-In-Capital	22,455	20,880
Accumulated Deficit	(10,852)	(21,276)
Total Stockholders’ Equity	23,098	10,924

Total Liabilities and Stockholders’ Equity	$ 24,012	$ 16,838

The accompanying notes are an integral part of these unaudited financial statements.

4 | Page

BYLOG GROUP CORP. STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended September 30, 2017	Three months ended September 30, 2016	Six months ended September 30, 2017	Six months ended September 30, 2016
Revenue	$ 12,300	$ -	$ 23,200	$ 4,000
Operating expenses
General and administrative expenses	6,480	850	12,776	4,730
Income (loss) before provision for income taxes	5,820	(850)	10,424	(730)

Provision for income taxes	-	-

Net income (loss)	$ 5,820	$ (850)	$ 10,424	$ (730)

Income (loss) per common share: Basic and Diluted	$ 0.00	$ (0.00)	$ 0.00	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	11,495,000	9,000,000	11,452,923	9,000,000

The accompanying notes are an integral part of these unaudited financial statements.

5 | Page

BYLOG GROUP CORP. STATEMENTS OF CASH FLOWS (Unaudited)
	Six months ended September 30, 2017	Six months ended September 30, 2016
Cash flows from Operating Activities
Net income (loss)	$ 10,424	$ (730)
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,432	500
Change in operating assets and liabilities:
Prepaid expenses	500	-
Accrued expenses	(5,000)	(3,900)
Net cash provided by (used in) operating activities	7,356	(4,130)

Cash flows from Investing Activities
Purchase of fixed assets	$ (6,100)	$ -
Net cash used in investing activities	(6,100)	-

Cash flow from Financing Activities
Proceeds from sale of common stock	1,750	-
Net cash provided by financing activities	1,750	-

Net increase (decrease) in cash and equivalents	3,006	(4,130)
Cash at beginning of the period	11,538	8,758
Cash at end of the period	$ 14,544	$ 4,628
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

6 | Page

BYLOG GROUP CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIOD ENDED SEPTEMBER 30, 2017

(UNAUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS

BYLOG GROUP CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on August 21, 2015. The Company is in the business of web development and online advertising.

The Company has adopted March 31 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of September 30, 2017, been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (August 21, 2015) to September 30, 2017 of $10,852. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as September 30, 2017 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended September 30, 2017 are not necessarily indicative of the operating results for the full fiscal year or any future period.

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

7 | Page

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of six months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. During the six months period ended September 30, 2017 the Company's bank deposits did not exceed the insured amounts.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company did not incur advertising expense during period ended September 30, 2017.

Stock-Based Compensation

During the six months period ended September 30, 2017, the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

For the six months ended September 30, 2017, all revenue was earned from two customers.

Subsequent Events

The Company has evaluated all transactions from September 30, 2017 through the date these financial statements were available to be issued, and has determined that there are no events that would require disclosure in or adjustment to these financial statements.

NOTE 4 – STOCKHOLDERS EQUITY

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

Since August 21, 2015 (Inception) through September 30, 2017, the Company had 11,495,000 shares issued and outstanding.

During the six months period ended September 30, 2017, the Company issued 175,000 shares for proceeds of $1,750.

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

Since August 21, 2015 (Inception) through September 30, 2017, the Company’s sole officer and director loaned the Company $914 to pay for incorporation costs and operating expenses.  As of September 30, 2017, the amount outstanding was $914. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6. INCOME TAXES

As of September 30, 2017 the Company had net operating loss carry forwards of $10,852 that may be available to reduce future years’ taxable income through 2037. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

9 | Page

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

We set up a web-platform for people willing to deliver services in design. Our Internet platform allows web designers to place and promote their portfolio and a description of their professional competences and services. These portfolios can be presented on our web platform in the form of landing pages with any interface and programming code. If our clients require a landing page programming or coding we intend to offer such service to them. The web-platform is planned to be a micro-job service for any professional or an amateur interested in delivering services regarding advertisement: from poster design to video production.

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

RESULTS OF OPERATIONS

Three Months Period Ended September 30, 2017 compared to Three Months Period Ended September 30, 2016

Revenue

During the three months periods ended September 30, 2017 we have generated $12,300 in revenue compared to $0 during the three months periods ended September 30, 2016.

Operating Expenses

During the three month period ended September 30, 2017, we incurred $6,480 general and administrative expenses compared to $850 during the three months period ended September 30, 2016. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

10 | Page

Net Income

Our net income for the three months period ended September 30, 2017 was $5,820 compared to net loss of $850 during the three months period ended September 30, 2016.

Six Months Period Ended September 30, 2017 compared to Six Months Period Ended September 30, 2016

Revenue

During the six months periods ended September 30, 2017 we have generated $23,200 in revenue compared to $4,000 during the six months periods ended September 30, 2016.

Operating Expenses

During the six month period ended September 30, 2017, we incurred $12,776 general and administrative expenses compared to $4,730 during the six months period ended September 30, 2016. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Income

Our net income for the six months period ended September 30, 2017 was $10,424 compared to net loss of $730 during the six months period ended September 30, 2016.

 LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2017 our total current assets were $14,544 compared to $12,038 in total current assets at March 31, 2017. As of September 30, 2017 our current liabilities were $914 compared to $5,914 as of March 31, 2017.

Stockholders’ equity was $23,098 as of September 30, 2017 compared to stockholders’ equity of $10,924 as of March 31, 2017.

Cash Flows from Operating Activities

For the six months ended September 30, 2017, net cash flows provided by operating activities was $7,356 consisting of a net income of $10,424 , decrease in prepaid expenses of $500, decrease in accrued expenses of $5,000 and depreciation expenses of $1,432. Net cash flows used in operating activities was $4,130 for the period from Inception (August 21, 2015) to September 30, 2016 consisting of a net loss of $730, decrease in accounts payable of $3,900, and depreciation expenses of $500.

Cash Flows from Investing Activities

We used $6,100 funds in investing activities for the six months ended September 30, 2017 for the purchase of new fixed assets.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six months period ended September 30, 2017 net cash provided by financing activities was $1,750 form proceeds from sale of common stock.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six month period ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered shares were sold during the six months period ended September 30, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six month period ended September 30, 2017.

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

BYLOG GROUP CORP.
Dated: November 20, 2017	By:/s/Dmitrii Iaroshenko
Dmitrii Iaroshenko, President and Chief Executive Officer and Chief Financial Officer

14 | Page