Form 10-Q/A
period 2016-12-31
BYLOG GROUP CORP.
filed 2018-01-08
CIK 1668082

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q/A Amendment No. 1

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

Large accelerated filer [  ]

Accelerated filer [   ]

Non-accelerated filer [   ]

Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No [X]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of February 2, 2017
Common Stock, $0.001	9,000,000

Based upon the legal opinion submitted as Exhibit 99.1 to our report on Form 8-K filed September 11, 2017 that we have never been a shell company because from inception to the present we have pursued a specified business which has not involved the acquisition of unidentified businesses, among other reasons, we are filing this amended 10-Q for the sole purpose of changing the self designation of shell company status on the facing sheet of this report.  We are not required by either Item 2.01(f) or Item 5.01(a)(8) or Form 8-K to file “Form 10 Information” because we have not engaged in any “transaction”, as required by such items, that has caused us to cease being a shell company; nor are we required by Section [Item] 5.06 of Form 8-K to file “Form 10 Information” about our management because we have not had a change in control.  Likewise, we are not required to file financial statements and information required by Item 9.01(c) or Form 8-K because we have not engaged in any “transaction”, as required by such item, that has caused us to cease being a shell company.

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

None.

ITEM 5. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS  XBRL Instance Document *

101.SCH XBRL Taxonomy Extension Schema Document *

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF XBRL Taxonomy Extension Definition Document *

101.LAB XBRL Taxonomy Extension Label Linkbase Document *

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document *

*Previously filed

13 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BYLOG GROUP CORP.
Dated: January 8, 2018	By:/s/Dmitrii Iaroshenko
Dmitrii Iaroshenko, President and Chief Executive Officer and Chief Financial Officer

14 | Page