Form 10-K/A
period 2017-03-31
BYLOG GROUP CORP.
filed 2018-01-08
CIK 1668082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [X]

As of June 15, 2017, the registrant had 11,495,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of June 15, 2017.

Based upon the legal opinion submitted as Exhibit 99.1 to our report on Form 8-K filed September 11, 2017 that we have never been a shell company because from inception to the present we have pursued a specified business which has not involved the acquisition of unidentified businesses, among other reasons, we are filing this amended 10-K for the sole purpose of changing the self-designation of shell company status on the facing sheet of this report.  We are not required by either Item 2.01(f) or Item 5.01(a)(8) or Form 8-K to file “Form 10 Information” because we have not engaged in any “transaction”, as required by such items, that has caused us to cease being a shell company; nor are we required by Section [Item] 5.06 of Form 8-K to file “Form 10 Information” about our management because we have not had a change in control.  Likewise, we are not required to file financial statements and information required by Item 9.01(c) or Form 8-K because we have not engaged in any “transaction”, as required by such item, that has caused us to cease being a shell company.

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

101 Interactive data files pursuant to Rule 405 of Regulation S-T. *

*Previously filed

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BYLOG GROUP CORP.
Dated: January 8, 2018	By: /s/ Dmitrii Iaroshenko
Dmitrii Iaroshenko, President and Chief Executive Officer and Chief Financial Officer