Form 10-K
period 2018-03-31
BYLOG GROUP CORP.
filed 2018-06-27
CIK 1668082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended March 31, 2018

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

1 | Page

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

As of June 26, 2018, the registrant had 11,405,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established.

2 | Page

3 | Page

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

DESCRIPTION OF BUSINESS

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

4 | Page

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

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

As of June 26, 2018, the 11,405,000 issued and outstanding shares of common stock were held by a total of 31 shareholders of record.

DIVIDENDS

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

5 | Page

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

RESULTS OF OPERATIONS

Revenue

During year ended March 31, 2018 we have generated $23,200 in revenue compared to $12,500 during year ended March 31, 2017.

Operating Expenses

During the year ended March 31, 2018, we incurred $27,153 general and administrative expenses compared to $31,620 during year ended March 31, 2017. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Loss

Our net loss for the year ended March 31, 2018 was $3,953 compared to net loss of $19,120 for the year ended March 31, 2017.

 LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2018 our total assets were $19,235 compared to $16,838 in total assets at March 31, 2017. As of March 31, 2018 our current liabilities were $11,414 compared to $5,914 as of March 31, 2017.

Stockholders’ equity was $7,821 as of March 31, 2018 compared to stockholders’ equity of $10,924 as of March 31, 2017.

Cash Flows from Operating Activities

For the year ended March 31, 2018, net cash flows provided by operating activities was $5,461 consisting of a net loss of $3,953, decrease in prepaid expenses of $500, increase in accrued expenses of $5,500 and depreciation expenses of $3,414. Net cash flows used in operating activities was $17,620 for the year ended March 31, 2017 consisting of a net loss of $19,120, increase in prepaid expenses of $500, increase in accrued expenses of $1,000, and depreciation expenses of $1,000.

6 | Page

Cash Flows from Investing Activities

We used $6,100 funds in investing activities for the year ended March 31, 2018 for the purchase of new fixed assets compared to $2,800 for the year ended March 31, 2017.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the year ended March 31, 2018 net cash provided by financing activities was $850 from proceeds from sale of common stock compared to $23,200 for the year ended March 31, 2017.

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

7 | Page

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

GOING CONCERN

The independent auditors' report accompanying our March 31, 2018 and March 31, 2017 financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

8 | Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Bylog Group Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bylog Group Corp. (the Company) as of March 31, 2018 and 2017, and the related statements of operation, stockholders’ equity, and cash flows for each of the years in the two periods ended March 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two period ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Emphasis-of-a-matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The

Company has accumulated loss from inception (August 21, 2015) to March 31, 2018 of $25,229. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Paritz & Company, P.A.

We have served as the Company’s auditor since 2016.

Hackensack, New Jersey

June 22, 2018

9 | Page

BYLOG GROUP CORP. BALANCE SHEETS
	MARCH 31, 2018	MARCH 31, 2017
ASSETS
Current Assets
Cash	$ 11,749	$ 11,538
Prepaid expenses	-	500
Total current assets	11,749	12,038
Fixed Assets, net of accumulated depreciation of $4,414 and $1,000, respectively	7,486	4,800
Total Assets	$ 19,235	$ 16,838

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 914	$ 914
Accrued expenses	10,500	5,000
Total current liabilities	11,414	5,914
Total current and total Liabilities	11,414	5,914

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
11,405,000 and 11,320,000 shares issued and outstanding as of March 31, 2018 and March 31, 2017, respectively	11,405	11,320
Additional Paid-In-Capital	21,645	20,880
Accumulated Deficit	(25,229)	(21,276)
Total Stockholders’ Equity	7,821	10,924

Total Liabilities and Stockholders’ Equity	$ 19,235	$ 16,838

The accompanying notes are an integral part of these audited financial statements.

10 | Page

BYLOG GROUP CORP. STATEMENTS OF OPERATIONS
	Year ended March 31, 2018	Year ended March 31, 2017
Revenue	$ 23,200	$ 12,500
Operating expenses
General and administrative expenses	27,153	31,620
Loss before provision for income taxes	(3,953)	(19,120)

Provision for income taxes	-	-

Net loss	$ (3,953)	$ (19,120)

Loss per common share: Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	11,432,972	9,250,698

The accompanying notes are an integral part of these audited financial statements.

11 | Page

BYLOG GROUP CORP. STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE YEAR ENDED MARCH 31, 2018
	Number of Common Shares	Amount	Additional Paid-in-Capital	Deficit accumulated	Total
Balances as of March 31, 2016	9,000,000	9,000		$ (2,156)	$ 6,844
Common Shares issued for cash at $0.01 per share	2,320,000	2,320	20,880	-	23,200
Net loss for the year	-	-		(19,120)	(19,120)
Balance as of March 31, 2017	11,320,000	$11,320	$ 20,880	$ (21,276)	$ 10,924
Common Shares issued for cash at $0.01 per share	175,000	175	1,575	-	1,750
Common Shares retired for cash at $0.01 per share	(90,000)	(90)	(810)	-	(900)
Net loss for the year	-	-	-	(3,953)	(3,953)
Balance as of March 31, 2018	11,405,000	$11,405	$21,645	$ (25,229)	$ 7,821

The accompanying notes are an integral part of these audited financial statements.

12 | Page

BYLOG GROUP CORP. STATEMENTS OF CASH FLOWS
	Year ended March 31, 2018	Year ended March 31, 2017
Cash flows from Operating Activities
Net loss	$ (3,953)	$ (19,120)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	3,414	1,000
Change in operating assets and liabilities:
Prepaid expenses	500	(500)
Accrued expenses	5,500	1,000
Net cash provided by (used in) operating activities	5,461	(17,620)

Cash flows from Investing Activities
Purchase of fixed assets	$ (6,100)	$ (2,800)
Net cash used in investing activities	(6,100)	(2,800)

Cash flow from Financing Activities
Proceeds from sale of common stock	850	23,200
Net cash provided by financing activities	850	23,200

Net increase in cash and equivalents	211	2,780
Cash at beginning of the year	11,538	8,758
Cash at end of the year	$ 11,749	$ 11,538
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these audited financial statements.

13 | Page

BYLOG GROUP CORP.

NOTES TO THE FINANCIAL STATEMENTS MARCH 31, 2018

NOTE 1 – ORGANIZATION AND BUSINESS

BYLOG GROUP CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on August 21, 2015. The Company is in the business of web development and online advertising.

The Company has adopted March 31 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of March 31, 2018, been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (August 21, 2015) to March 31, 2018 of $25,229. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

14 | Page

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of year or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. During the year ended March 31, 2018 the Company's bank deposits did not exceed the insured amounts.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company did not incur advertising expense during period ended March 31, 2018.

Stock-Based Compensation

During the year ended March 31, 2018, the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

15 | Page

Revenue Recognition

The Company follows the guidance of the Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. We record revenue when persuasive evidence of an arrangement exists, the services have been provided, the price to the customer is fixed or determinable and collectability of the revenue is reasonably assured.

For the year ended March 31, 2018, all revenue was earned from two customers.

Subsequent Events

The Company has evaluated all transactions from March 31, 2018 through the date these financial statements were available to be issued, and has determined that there are no events that would require disclosure in or adjustment to these financial statements.

NOTE 4 – STOCKHOLDERS EQUITY

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share. For the year ended March 31, 2017, the Company issued 2,320,000 shares of its common stock to the director at $0.01 per share for total proceeds of $23,200. As of March 31, 2017, the Company had 11,320,000 shares issued and outstanding.

During the year ended March 31, 2018, the Company issued 175,000 shares for proceeds of $1,750. On October 17, 2017, the Company retired 90,000 shares and returned $900 to the shareholder.

As of  March 31, 2018, the Company had 11,405,000 shares issued and outstanding.

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

Since August 21, 2015 (Inception) through March 31, 2018, the Company’s sole officer and director loaned the Company $914 to pay for incorporation costs and operating expenses.  As of March 31, 2018, the amount outstanding was $914. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 - MAJOR CUSTOMERS

During years ended March 31, 2018 and 2017, the following customers represented more than 10% of the Company’s sales:

Customer	Year ended March 31, 2018		Year ended March 31, 2017
	$	%	$	%
Customer A	2,600	11.20	2,000	16.00
Customer B	5,500	23.70	2,000	16.00
Customer C	2,800	12.07	3,000	24.00
Customer D	5,000	21.56	2,500	20.00
Customer E	5,800	25.00	3,000	24.00

Total concentration	21,700	94.00	12,500	100.00

16 | Page

NOTE 7. INCOME TAXES

As of March 31, 2018 the Company had net operating loss carry forwards of $25,229 that may be available to reduce future years’ taxable income through 2038. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

 The provisions for refundable federal income tax at 21% for the years ended March 31, 2018 and  at 34% for the year ended March 31, 2017  consist of the following:

	Year Ended March 31, 2018	Year Ended March 31, 2017

Income tax expense (benefit) at statutory rate	(1,344)	(7,233)
Change in valuation allowance	1,344	7,233
Income tax expense	-	-

 The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of March 31, 2018 and March 31, 2017 are as follows:

	March 31, 2018	March 31, 2017

Net Operating Loss	$ 5,298	$ 7,233
Valuation allowance	(5,298)	(7,233)
Net deferred tax asset	$ -	$ -

The Company has approximately $25,000 of net operating losses (“NOL”) carried forward to offset taxable income in future years. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets relating to NOLs for every period because it is more likely than not that all of the deferred tax assets will not be realized.

17 | Page

The Company’s deferred tax assets and liabilities have been remeasured to reflect the reduction in the U.S. corporate income tax rate from 35% to 21%, resulting in a deferred tax expense of $3,300 for the year ended December 31, 2017, that is still fully valued against as of December 31, 2017. This expense is attributable to the Company’s being in a net deferred tax asset position at the time of remeasurement. As the Company maintains fully valuation allowance, this amount can be seen on the rate reconciliation as an adjustment to deferred tax asset and corresponding valuation allowance.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was signed into law, making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The Company has estimated its provision for income taxes in accordance with the 2017 Tax Act and the guidance available as of the date of March 30, 2018, but has kept the full valuation allowance. As a result, the Company has recorded no income tax expense in the fourth quarter of 2017, the period in which the 2017 Tax Act was enacted.

On December 22, 2017, the Securities and Exchange Commission published Staff Accounting Bulletin No. 118 (“SAB 118”), which addressed the application of GAAP in situations where the Company does not have the necessary information (including computations) available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. The deferred tax expense to be recorded in connection with the remeasurement of deferred tax assets is to be a provisional amount and a reasonable estimate at December 31, 2017, based upon the best information currently available. The ultimate result may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in the interpretations and assumptions that the Company has made, additional regulatory guidance that may be issued, and actions that the Company may take as a result of the 2017 Tax Act. Any subsequent adjustment to these amounts will be recorded in current tax expense in the quarter of 2018 when the analysis is complete. The accounting is expected to be complete when the Company’s 2017 federal corporate income tax return is filed in 2018.

NOTE 8. SUBSEQUENT EVENTS

Company has evaluated subsequent events from March 31, 2018 to the date the financial statements were available to be issued and has determined that there are no items to disclose.

18 | Page

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the year March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

Name and Address of Executive Officer and/or Director	Age	Position
Dmitrii Iaroshenko 84/1 Bilang, Hutan #402, Liaoning Province, Dalian City, District ZhongShan 116013, China	38	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

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

19 | Page

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

1.

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

20 | Page

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the years ended March 31, 2018 and 2017:

Summary Compensation Table

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Dmitrii Iaroshenko, President, Secretary and Treasurer	April 1, 2016 to March 31, 2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	April 1, 2017 to March 31, 2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

CHANGE OF CONTROL

As of March 31, 2018, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

21 | Page

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 31, 2018 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class
Common Stock	Dmitrii Iaroshenko 84/1 Bilang, Hutan #402, Liaoning Province, Dalian City, District ZhongShan 116013, China	9,000,000 shares of common stock (direct)	78.91

The percent of class is based on 11,405,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 7, 2016, we issued a total of 9,000,000 shares of restricted common stock to Dmitrii Iaroshenko, our sole officer and director in consideration of $9,000. Further, Mr. Iaroshenko has advanced funds to us. As of March 31, 2018, Mr. Iaroshenko has advanced to us $914. The obligation to Mr. Iaroshenko does not bear interest.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended March 31, 2018, we incurred approximately $9,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for the fiscal year ended March 31, 2017 and for the reviews of our financial statements for the quarters ended June 30, 2017, September 30, 2017 and December 31, 2017.

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

BYLOG GROUP CORP.
Dated: June 26, 2018	By: /s/ Dmitrii Iaroshenko
Dmitrii Iaroshenko, President and Chief Executive Officer and Chief Financial Officer

22 | Page