Form 10-Q
period 2018-06-30
BYLOG GROUP CORP.
filed 2018-09-27
CIK 1668082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-211808

BYLOG GROUP CORP.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	37-1791003
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

84/1 Bilang, Hutan #402,

Dalian City, Liaoning Province, 116013, China

(Address of principal executive offices, Zip Code)

+86 (775) 430-5510

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

The number of shares outstanding of each of the issuer’s classes of common stock, as of September 21, 2018 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	11,405,000

BYLOG GROUP CORP.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

BYLOG GROUP CORP.

CONDENSED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2018 AND 2017

BYLOG GROUP CORP.

BALANCE SHEETS

	JUNE 30, 2018 (UNAUDITED)	MARCH 31, 2018 (AUDITED)
ASSETS
Current Assets
Cash	$2,874	$11,749
Total current assets	2,874	11,749
Fixed Assets, net	-	7,486
Total Assets	$2,874	$19,235

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$914	$914
Accrued expenses	3,000	10,500
Total current liabilities	3,914	11,414
Total Liabilities	3,914	11,414

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized; 11,405,000 shares issued and outstanding as of June 30, 2018 and March 31, 2018	11,405	11,405
Additional Paid-In-Capital	21,645	21,645
Accumulated Deficit	(34,090)	(25,229)
Total Stockholders’ Equity	(1,040)	7,821

Total Liabilities and Stockholders’ Equity	$2,874	$19,235

1

BYLOG GROUP CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30, 2018	Three months ended June 30, 2017
Revenue	$-	$10,900
Operating expenses
General and administrative expenses	8,861	6,296
Loss before provision for income taxes	(8,861)	4,604

Provision for income taxes	-	-

Net loss	$(8,861)	$4,604

Loss per common share:
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	11,405,000	11,410,385

BYLOG GROUP CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended June 30, 2018	Three months ended June 30, 2017
Cash flows from Operating Activities
Net loss	$(8,861)	$4,604
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	991	616
Write-off of fixed assets	6,495	-
Change in operating assets and liabilities:
Prepaid expenses	-	500
Accrued expenses	(7,500)	(2,500)
Net cash used in operating activities	(8,875)	3,220

Cash flows from Investing Activities
Purchase of fixed assets	-	(4,000)
Net cash used in investing activities	-	(4,000)

Cash flow from Financing Activities
Proceeds from sale of common stock	-	1,750
Net cash provided by financing activities	-	1,750

Net increase (decrease) in cash and equivalents	(8,875)	970
Cash at beginning of the period	11,749	11,538
Cash at end of the period	$2,874	$12,508
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

BYLOG GROUP CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE-MONTHS PERIOD ENDED JUNE 30, 2018

(UNAUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS

BYLOG GROUP CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on August 21, 2015. The Company is in the business of web development and online advertising.

The Company has adopted March 31 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of June 30, 2018, been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (August 21, 2015) to June 30, 2018 of $34,090. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Interim Financial Information

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

These consolidated financial statements should be read in conjunction with the audited financial statements for the year ended March 31, 2018, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim consolidated financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended March 31, 2018.

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At June 30, 2018 the Company’s bank deposits did not exceed the insured amounts.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company did not incur advertising expense during period ended June 30, 2018.

Fixed Assets

The Company records depreciation and amortization when appropriate using straight-line balance method over the estimated useful life of the assets. The estimated useful lives as follows:

Software	3 years
Office Furniture	5 years

Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property’s useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income. We evaluate the recoverability of our long-lived assets whenever changes in circumstances or events may indicate that the carrying amounts may not be recoverable. An impairment loss is recognized in the event the carrying value of the assets exceeds the future undiscounted cash flows attributable to such assets.

Stock-Based Compensation

As of June 30, 2018, the Company has not issued any stock-based payments to its employees.

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

New Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases, requiring lessees to recognize assets and liabilities for leases with lease terms of more than 12 months in the balance sheet. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new guidance is effective for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2018. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company will adopt this guidance in April of 2018.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”. The amendments add further guidance on identifying performance obligations and also to improve the operability and understandability of the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. The Company has adopted this new guidance and has re-evaluated its revenue recognition principles to ensure that they are in line with this guidance.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice in how certain cash receipts and payments are presented and classified in the statement of cash flows. The standard provides guidance in a number of situations including, among others, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and distributions received from equity method investees. The ASU also provides guidance for classifying cash receipts and payments that have aspects of more than one class of cash flows. The Company has adopted the new guidance.

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

Revenue Recognition

In 2014, the FASB issued guidance on revenue recognition (“ASC 606”), with final amendments issued in 2016. The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients. The Company has concluded that the new guidance did not require any significant change to its revenue recognition processes.

The Company’s web development and online advertising services are considered to be one performance obligation; therefore, revenue is recognized when services have been provided as each performance obligation is satisfied.

For the three months ended June 30, 2018, no revenue was earned.

NOTE 4 – FIXED ASSETS

	June 30, 2018	March 31, 2018
Office furniture	$2,100	$2,100
Computer Software	6,650	6,650
Accumulated depreciation & amortization	(8,750)	(1,264)
Total, net	$-	$7,486

Depreciation and Amortization expenses were $991 and $616 for the three months ended June 30, 2018 and 2017, respectively.

The Company has written-off all the fixed assets net of $6,495 as a result of a change of control of the Company which occurred on July 9, 2018. Refer to Footnote 8 - Subsequent Events.

NOTE 5 – STOCKHOLDERS EQUITY

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

On March 7, 2016, the Company issued 9,000,000 shares of its common stock to the director at $0.001 per share for total proceeds of $9,000.

For the year ended March 31, 2017, the Company issued 2,320,000 shares of its common stock to the director at $0.01 per share for total proceeds of $23,200.

During the year ended March 31, 2018, the Company issued 175,000 shares for the proceeds of $1,750.

On October 17, 2017, the Company retired 90,000 shares and returned $900 to the shareholder.

NOTE 6 – RELATED PARTY TRANSACTIONS

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

Since August 21, 2015 (Inception) through June 30, 2018, the Company’s sole officer and director loaned the Company $914 to pay for incorporation costs and operating expenses. As of June 30, 2018, the amount outstanding was $914. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 7 - INCOME TAXES

As of June 30, 2018, the Company had net operating loss carry forwards of $34,090 that may be available to reduce future years’ taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% and 34% for the period ended as follows:

	June 30, 2018	March 31, 2018

Tax benefit (expenses) at U.S. statutory rate	$(1,861)	$(1,344)
Change in valuation allowance	1,861	1,344
Tax benefit (expenses), net	$-	$-

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	June 30, 2018	March 31, 2018

Net operating loss	$7,159	$5,298
Valuation allowance	(7,159)	(5,298)
Deferred tax assets, net	$-	$-

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

June 30, 2018

Balance-Beginning	$5,298
Increase/(Decrease) in Valuation allowance	1,861
Balance-Ending	$7,159

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

NOTE 8 – SUBSEQUENT EVENTS

On July 9, 2018, as a result of a private transaction, 9,000,000 shares of common stock (the “Shares”) of Bylog Group Corp. (the “Company”), has been transferred from Dmitrii Iaroshenko to the Purchasers, with Dehang ZHOU becoming a 43% holder of the voting rights of the Company, and the Purchasers becoming the controlling shareholders. The consideration paid for the Shares, which represent 79% of the issued and outstanding share capital of the Company on a fully-diluted basis, was $424,000. The source of the cash consideration for the Shares was personal funds of the Purchasers. In connection with the transaction, Dmitrii Iaroshenko released the Company from all debts owed. There are no arrangements or understandings among members of both the former and new control persons and their associates with respect to the election of directors of the Company or other matters.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this report speak only as of the date hereof and we disclaim any obligation, except as required by law, to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Overview

We were incorporated on August 21, 2015 under the laws of the state of Nevada. We originally intended to operate in the business web development and online advertising. We set up a web-platform allowing web designers to place and promote their portfolio and a description of their professional competences and services. These portfolios could be presented on our web platform in the form of landing pages with any interface and programming code. However, we have only conducted limited operations and generated limited operating revenues since inception. On July 9, 2018, as a result of a private transaction, 9,000,000 shares of common stock of the Company, representing 78.9% of the issued and outstanding share capital of the Company on a fully-diluted basis, were transferred from the Company’s former sole officer and director, Dmitrii Iaroshenko to certain individual purchasers for an aggregate purchase price of $424,000. In this transaction, our current sole officer and director, Mr. Dehang Zhou acquired 4,950,000 shares of common stock and became our largest shareholder by owning 43.4% of the issued and outstanding share capital of the Company on a fully-diluted basis. Such private transaction resulted in a change in control of the Company.

As a result of this transaction, Dmitrii Iaroshenko ceased to be the Company’s President, Treasurer, Secretary and Director. At the same time, Mr. Dehang Zhou became our new President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors.

We qualify as a “shell company” under Rule 12b-2 promulgated by the U.S. Securities and Exchange Commission (the “SEC”) under the Exchange Act because we currently have no or nominal assets (other than cash) and no or nominal operations.

We incurred a net loss of $(8,861) for the three months ended June 30, 2018. As of June 30, 2018, we had an accumulated deficit of $34,090. Losses have principally occurred as a result of the lack of a source of recurring revenues and the resources required to maintain our status as a US public company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Results of Operations

Comparison of Three Months Ended June 30, 2018 and 2017

Revenues

During the three-month period ended June 30, 2018, we have generated $nil in revenue compared to $10,900 during the three-month period ended June 30, 2017.

Operating Expenses

During the three-month period ended June 30, 2018, we have incurred $8,861 general and administrative expenses compared to $6,296 during the three-month period ended June 30, 2017. The general and administrative expenses primarily consist of amortization expenses, fixed assets write-offs and professional fees.

Net Income

Our net loss for the three-month period ended June 30, 2018 was $(8,861) compared to a net income of $4,604 during the three-month period ended June 30, 2017.

Liquidity and Capital Resources

Working capital	June 30, 2018	March 31, 2018
Total current assets	$2,874	$11,749
Total current liabilities	3,914	11,414
Working capital surplus/(deficiency)	$(1,040)	$335

Total equity for the three-month period ended June 30, 2018 and the year ended March 31, 2018 was $(1,040) and $13,821, respectively. To date, we have financed our operations primarily from either advancements or the issuance of equity and debt instruments.

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

	Three Months Ended June 30,
	2018	2017
Net cash provided by (used in) operating activities	$(8,875)	$3,220
Net cash provided by (used in) investing activities	-	(4,000)
Net cash provided by financing activities	-	1,750
Net increase (decrease) in cash and cash equivalents	(8,875)	970
Cash and cash equivalents at the beginning of period	11,749	11,538
Cash and cash equivalents at the end of period	$2,874	$12,508

Operating Activities

For the three months ended June 30, 2018, net cash used in operating activities was $8,875 consisting of net loss of $(8,861), depreciation and amortization expenses of $991, write-offs of $6,495 and a decrease in accounts payable of $7,500. Net cash provided by operating activities for the three-month period ended June 30, 2017 was $3,220 consisting of net income of $4,604, a decrease in accounts payable of $2,500, a decrease in prepaid expenses of $500 and depreciation expenses of $616.

Investing Activities

Net cash used in or provided by investing activities for the three-month period ended June 30, 2018 was $nil. Net cash used in purchasing fixed assets for the three-month period ended June 30, 2017 was $4,000.

Financing Activities

Net cash used in or provided by financing activities for the three-month period ended June 30, 2018 was $nil. Net cash provided by financing activities was $1,750 from proceeds from the sale of common stock for the three-month period ended June 30, 2017.

Off-Balance Sheet Transactions

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Contractual Obligations

As a smaller reporting company, the Company is not required to provide this information.

Critical Accounting Policies

Our condensed financial information has been prepared in accordance with U.S. GAAP, which requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates. Some of our accounting policies require a higher degree of judgment than others in their application.

Except for the accounting policies for revenue recognition that were updated as a result of adopting ASC 606, there have been no material changes to the critical accounting policies previously disclosed in our audited financial statements for the year ended March 31, 2018 included in the Annual Report on Form 10-K filed on June 7, 2018.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of June 30, 2018 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are currently not aware of any legal proceedings or claims that would require disclosure under Item 103 of Regulation S-K. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 1A.	RISK FACTORS.

As a smaller reporting company, the Company is not required to provide this information.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no sales of unregistered securities of the Company during the quarter ended June 30, 2018.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 27, 2018

BYLOG GROUP CORP.

By:	/s/ Dehang Zhou
Dehang Zhou
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

