Form 10-Q
period 2018-09-30
BYLOG GROUP CORP.
filed 2018-11-19
CIK 1668082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
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

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 19, 2018 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	11,405,000

BYLOG GROUP CORP.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

BYLOG GROUP CORP.

CONDENSED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

BYLOG GROUP CORP.

BALANCE SHEETS

	SEPTEMBER 30, 2018 (UNAUDITED)	MARCH 31, 2018 (AUDITED)
ASSETS
Current Assets
Cash	$-	$11,749
Total current assets	-	11,749
Fixed Assets, net	-	7,486
Total Assets	$-	$19,235

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$6,395	$914
Accrued expenses	13,395	10,500
Total current liabilities	19,790	11,414
Total Liabilities	19,790	11,414

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized; 11,405,000 shares issued and outstanding as of September 30, 2018 and March 31, 2018	11,405	11,405
Additional Paid-In-Capital	21,645	21,645
Accumulated Deficit	(52,840)	(25,229)
Total Stockholders’ Equity	(19,790)	7,821

Total Liabilities and Stockholders’ Equity	$-	$19,235

BYLOG GROUP CORP.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended September 30, 2018	Three months ended September 30, 2017	Six months ended September 30, 2018	Six months ended September 30, 2017
Revenue	$-	$12,300	$-	$23,200
Operating expenses
General and administrative expenses	18,750	6,480	27,611	12,776
Income (Loss) before provision for income taxes	(18,750)	5,820	(27,611)	10,424

Provision for income taxes	-	-	-	-

Net income (loss)	$(18,750)	$5,820	$(27,611)	$10,424

Loss per common share:
Basic and Diluted	$0.00	$0.00	$0.00	0.00

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	11,405,000	11,495,000	11,405,000	11,452,923

BYLOG GROUP CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended September 30, 2018	Six months ended September 30, 2017
Cash flows from Operating Activities
Net income (loss)	$(27,611)	$10,424
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	991	1,432
Write-off of fixed assets	6,495	-
Change in operating assets and liabilities:
Prepaid expenses	-	500
Accrued expenses	2,895	(5,000)
Net cash used in operating activities	(17,230)	7,356

Cash flows from Investing Activities
Purchase of fixed assets	-	(6,100)
Net cash used in investing activities	-	(6,100)

Cash flow from Financing Activities
Proceeds from sale of common stock	-	1,750
Loans from related parties	5,481	-
Net cash provided by financing activities	5,481	1,750

Net increase (decrease) in cash and equivalents	(11,749)	3,006
Cash at beginning of the period	11,749	11,538
Cash at end of the period	$-	$14,544
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

BYLOG GROUP CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE AND SIX-MONTHS PERIOD ENDED SEPTEMBER 30, 2018

(UNAUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS

BYLOG GROUP CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on August 21, 2015. The Company is in the business of web development and online advertising.

The Company has adopted March 31 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of September 30, 2018, been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (August 21, 2015) to September 30, 2018 of $52,840. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At September 30, 2018 the Company’s bank deposits did not exceed the insured amounts.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company did not incur advertising expense during period ended September 30, 2018.

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

Stock-Based Compensation

As of September 30, 2018, the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

For the nine months ended September 30, 2018, no revenue was earned.

NOTE 4 – FIXED ASSETS

	September 30, 2018	March 31, 2018
Office furniture	$-	$2,100
Computer Software	-	6,650
Accumulated depreciation & amortization	-	(1,264)
Total, net	$-	$7,486

Depreciation and Amortization expenses were $991 and $1,432 for the six months ended September 30, 2018 and 2017, respectively.

The Company has written-off all the fixed assets net of $6,495 as a result of a change of control of the Company which occurred on July 9, 2018. Refer to Footnote 5 – Stockholders Equity.

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

Since August 21, 2015 (Inception) through to June 30, 2018, the Company’s former sole officer and director, Dmitrii Iaroshenko, loaned the Company $914 to pay for incorporation costs and operating expenses. As a result of a change of control, the loan from Dmitrii Iaroshenko and the remaining balance of accrued expenses of $151 are transferred to the new president, Dehang Zhou, of the Company. From July 1 to September 30, 2018, Dehang Zhou has loaned the Company $5,330 to pay for operating expenses. As of September 30, 2018, the amount outstanding was $6,395. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 7 - INCOME TAXES

As of September 30, 2018, the Company had net operating loss carry forwards of $52,840 that may be available to reduce future years’ taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% and 34% for the period ended as follows:

	September 30, 2018	March 31, 2018

Tax benefit (expenses) at U.S. statutory rate	$5,798	$1,344
Change in valuation allowance	(5,798)	(1,344)
Tax benefit (expenses), net	$-	$-

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	September 30, 2018	March 31, 2018

Net operating loss	$11,096	$5,298
Valuation allowance	(11,096)	(5,298)
Deferred tax assets, net	$-	$-

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

September 30, 2018

Balance-Beginning	$5,298
Increase/(Decrease) in Valuation allowance	5,798
Balance-Ending	$11,096

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

NOTE 8 – SUBSEQUENT EVENTS

On November 5, 2018, we filed the Amended and Restated Articles of Incorporation (the “Amended and Restated Articles”) with the Secretary of State of the State of Nevada, under which, among others, we (1) increased the number of authorized shares of common stock to 2,980,000,000 and (2) created and authorized 20,000,000 shares of blank check preferred stock, par value $0.001 per share.

On November 1, 2018, our board of directors approved the adoption of the Company’s Amended and Restated Bylaws which substantially revised the Company’s existing Bylaws. The major modifications to the former Bylaws of the Company include:

(1) special meetings of stockholders will now be called by the Chief Executive Officer, President, or the board, or called by the President or Secretary of the Company at the request in writing of a majority of the board or the holders of not less than thirty percent of all the shares issued, outstanding and entitled to vote, as opposed to the Company’s former Bylaws which provided that only the board of directors, or a committee of the board of directors that has been designated by the board of directors may call the meeting;

(2) a new provision providing that the Company’s board may authorize the issuance of uncertificated shares of some or all of the shares of any or all of the Company’s classes or series; and

(3) a new provision providing that no contract or transaction between the Company and one or more of its directors or officers, or between the Company and any other corporation, partnership, association, or other organization in which one or more of its directors or officers are directors or officers or have a financial interest, will be void or voidable solely for this reason, solely because the director or officer is present at or participates in the meeting of the Board or committee thereof which authorizes the contract or transaction, or solely because his or their votes are counted for such purpose, if: (1) the fact as to his relationship or interest and as to the contract or transaction is known to the Board or the committee, and the Board or committee in good faith authorizes the contract or transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors be less than a quorum; or (2) the fact as to his relationship or interest and as to the contract or transaction is known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or (3) the contract or transaction is fair as to the Company as of the time it is authorized, approved, or ratified by the Board, a committee thereof, or the stockholders.

The Company has evaluated all transactions September 30, 2018 through the date these financial statements were available to be issued, and has determined that there are no other events that would require disclosure in or adjustment to these financial statements.

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

We incurred a net loss of $27,611 for the six months ended September 30, 2018. As of September 30, 2018, we had an accumulated deficit of $52,840. Losses have principally occurred as a result of the lack of a source of recurring revenues and the resources required to maintain our status as a US public company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Recent Development

On November 5, 2018, we filed the Amended and Restated Articles of Incorporation (the “Amended and Restated Articles”) with the Secretary of State of the State of Nevada, under which, among others, we (1) increased the number of authorized shares of common stock to 2,980,000,000 and (2) created and authorized 20,000,000 shares of blank check preferred stock, par value $0.001 per share.

On November 1, 2018, our board of directors approved the adoption of the Company’s Amended and Restated Bylaws which substantially revised the Company’s existing Bylaws. The major modifications to the former Bylaws of the Company include:

(1) special meetings of stockholders will now be called by the Chief Executive Officer, President, or the board, or called by the President or Secretary of the Company at the request in writing of a majority of the board or the holders of not less than thirty percent of all the shares issued, outstanding and entitled to vote, as opposed to the Company’s former Bylaws which provided that only the board of directors, or a committee of the board of directors that has been designated by the board of directors may call the meeting;

(2) a new provision providing that the Company’s board may authorize the issuance of uncertificated shares of some or all of the shares of any or all of the Company’s classes or series; and

(3) a new provision providing that no contract or transaction between the Company and one or more of its directors or officers, or between the Company and any other corporation, partnership, association, or other organization in which one or more of its directors or officers are directors or officers or have a financial interest, will be void or voidable solely for this reason, solely because the director or officer is present at or participates in the meeting of the Board or committee thereof which authorizes the contract or transaction, or solely because his or their votes are counted for such purpose, if: (1) the fact as to his relationship or interest and as to the contract or transaction is known to the Board or the committee, and the Board or committee in good faith authorizes the contract or transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors be less than a quorum; or (2) the fact as to his relationship or interest and as to the contract or transaction is known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or (3) the contract or transaction is fair as to the Company as of the time it is authorized, approved, or ratified by the Board, a committee thereof, or the stockholders.

The description set forth here is qualified in its entirety by reference to the full text of the Amended and Restated Articles of Incorporation and the Amended and Restated Bylaws, which are filed as Exhibits 3.1 and 3.2, respectively, to this Quarterly Report and incorporated herein by reference.

Results of Operations

Comparison of Three Months Ended September 30, 2018 and 2017

Revenues

During the three months ended September 30, 2018, we have generated $nil in revenue compared to $12,300 during the three-month period ended September 30, 2017.

Operating Expenses

During the three months ended September 30, 2018, we have incurred $18,750 general and administrative expenses compared to $6,480 during the three months ended September 30, 2017. The general and administrative expenses primarily consist of professional fees.

Net Income

Our net loss for the three months ended September 30, 2018 was $18,740 compared to a net income of $5,820 during the three months ended September 30, 2017.

Comparison of Six Months Ended September 30, 2018 and 2017

Revenues

During the six months ended September 30, 2018, we have generated $nil in revenue compared to $23,200 during the six months ended September 30, 2017.

Operating Expenses

During the six months ended September 30, 2018, we have incurred $27,611 general and administrative expenses compared to $12,776 during the six months ended September 30, 2017. The general and administrative expenses primarily consist of depreciation and amortization expenses, fixed assets write-offs and professional fees.

Net Income

Our net loss for the six months ended September 30, 2018 was $27,611 compared to a net income of $10,424 for the six months ended September 30, 2017.

Liquidity and Capital Resources

Working capital	September 30, 2018	March 31, 2018
Total current assets	$-	$11,749
Total current liabilities	19,790	11,414
Working capital surplus/(deficit)	$(19,790)	$335

Total equity (deficit) as of September 30, 2018 and March 31, 2018 was $(19,790) and $7,821, respectively. To date, we have financed our operations primarily from either advancements or the issuance of equity and debt instruments.

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

	Six Months Ended September 30,
	2018	2017
Net cash provided by (used in) operating activities	$(17,230)	$7,356
Net cash provided by (used in) investing activities	-	(6,100)
Net cash provided by financing activities	5,481	1,750
Net increase (decrease) in cash and cash equivalents	(11,749)	3,006
Cash and cash equivalents at the beginning of period	11,749	11,538
Cash and cash equivalents at the end of period	$-	$14,544

Operating Activities

For the six months ended September 30, 2018, net cash used in operating activities was $17,230 consisting of net loss of $27,611, depreciation and amortization expenses of $991, write-off of fixed assets of $6,495 and an increase in accrued expenses of $2,895. Net cash provided by operating activities for the six months ended September 30, 2017 was $7,356 consisting of net income of $10,424, a decrease in prepaid expenses of $500, a decrease in accrued expenses of $5,000 and depreciation expenses of $1,432.

Investing Activities

Net cash used in or provided by investing activities for the six months ended September 30, 2018 was $nil. Net cash used in purchasing fixed assets for the six months ended September 30, 2017 was $6,100.

Financing Activities

Net cash provided by financing activities for the six months ended September 30, 2018 was $5,481 which consisted of an increase in loans from related parties of $5,481. Net cash provided by financing activities was $1,750 for the six months ended September 30, 2017 which consisted of proceeds from share issuance of $1,750.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of September 30, 2018 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS.

As a smaller reporting company, the Company is not required to provide this information.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no sales of unregistered securities of the Company during the quarter ended September 30, 2018.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Company, filed on November 5, 2018

3.2	Amended and Restated Bylaws of the Company, adopted on November 1, 2018

31.1	Certifications of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 19, 2018

BYLOG GROUP CORP.

By:	/s/ Dehang Zhou
Dehang Zhou
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Company, filed on November 5, 2018

3.2	Amended and Restated Bylaws of the Company, adopted on November 1, 2018

31.1	Certifications of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

