Form 10-Q
period 2018-12-31
BYLOG GROUP CORP.
filed 2019-02-14
CIK 1668082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of February 14, 2019 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	11,405,000

BYLOG GROUP CORP.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

BYLOG GROUP CORP.

CONDENSED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2018 AND 2017

BYLOG GROUP CORP.

BALANCE SHEETS

	DECEMBER 31, 2018	MARCH 31, 2018
	(UNAUDITED)	(AUDITED)
ASSETS
Current Assets
Cash	$-	$11,749
Prepayment	2,081	-
Total current assets	2,081	11,749
Fixed Assets, net	-	7,486
Total Assets	$2,081	$19,235

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$27,956	$914
Accrued expenses	12,915	10,500
Total current liabilities	40,871	11,414
Total Liabilities	40,871	11,414

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized; 11,405,000 shares issued and outstanding as of December 31, 2018 and March 31, 2018	11,405	11,405
Additional Paid-In-Capital	21,645	21,645
Accumulated Deficit	(71,840)	(25,229)
Total Stockholders’ Equity	(38,790)	7,821

Total Liabilities and Stockholders’ Equity	$2,081	$19,235

BYLOG GROUP CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended December 31, 2018	Three months ended December 31, 2017	Nine months ended December 31, 2018	Nine months ended December 31, 2017
Revenue	$-	$-	$-	$23,200
Operating expenses
General and administrative expenses	19,000	2,691	46,611	15,467
Income (Loss) before provision for income taxes	(19,000)	(2,691)	(46,611)	7,733

Provision for income taxes	-	-	-	-

Net income (loss)	$(19,000)	$(2,691)	$(46,611)	$7,733

Loss per common share:
Basic and Diluted	$0.00	$0.00	$0.00	$0.00

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	11,405,000	11,420,652	11,405,000	11,442,127

BYLOG GROUP CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended December 31, 2018	Nine months ended December 31, 2017
Cash flows from Operating Activities
Net income (loss)	$(46,611)	$7,733
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	991	2,423
Write-off of fixed assets	6,495	-
Change in operating assets and liabilities:
Prepaid expenses	(2,0817)	500
Accrued expenses	2,415	(5,000)
Net cash used in operating activities	(38,791)	5,656

Cash flows from Investing Activities
Purchase of fixed assets	-	(6,100)
Net cash used in investing activities	-	(6,100)

Cash flow from Financing Activities
Proceeds from sale of common stock	-	850
Loans from related parties	27,042	-
Net cash provided by financing activities	27,042	850

Net increase (decrease) in cash and equivalents	(11,749)	406
Cash at beginning of the period	11,749	11,538
Cash at end of the period	$-	$11,944
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

BYLOG GROUP CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE AND NINE-MONTHS PERIOD ENDED DECEMBER 31, 2018

(UNAUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS

BYLOG GROUP CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on August 21, 2015. The Company is in the business of web development and online advertising.

The Company has adopted March 31 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of December 31, 2018, been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (August 21, 2015) to December 31, 2018 of $71,840. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At December 31, 2018 the Company’s bank deposits did not exceed the insured amounts.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company did not incur advertising expense during period ended December 31, 2018.

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

Stock-Based Compensation

As of December 31, 2018, the Company has not issued any stock-based payments to its employees.

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

For the nine months ended December 31, 2018, no revenue was earned.

NOTE 4 – FIXED ASSETS

	December 31, 2018	March 31, 2018
Office furniture	$-	$2,100
Computer Software	-	6,650
Accumulated depreciation & amortization	-	(1,264)
Total, net	$-	$7,486

Depreciation and Amortization expenses were $991 and $2,423 for the nine months ended December 31, 2018 and 2017, respectively.

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

Since August 21, 2015 (Inception) through to June 30, 2018, the Company’s former sole officer and director, Dmitrii Iaroshenko, loaned the Company $914 to pay for incorporation costs and operating expenses. As a result of a change of control, the loan from Dmitrii Iaroshenko and the remaining balance of accrued expenses of $151 are transferred to the new president, Dehang Zhou, of the Company. From October 1 to December 31, 2018, Dehang Zhou has loaned the Company $21,561 to pay for operating expenses. As of December 31, 2018, the amount outstanding was $27,956. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 7 - INCOME TAXES

As of December 31, 2018, the Company had net operating loss carry forwards of $71,424 that may be available to reduce future years’ taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% and 34% for the period ended as follows:

	December 31, 2018	March 31, 2018

Tax benefit (expenses) at U.S. statutory rate	$9,788	$1,344
Change in valuation allowance	(9,788)	(1,344)
Tax benefit (expenses), net	$-	$-

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	December 31, 2018	March 31, 2018

Net operating loss	$15,086	$5,298
Valuation allowance	(15,086)	(5,298)
Deferred tax assets, net	$-	$-

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

December 31, 2018

Balance-Beginning	$5,298
Increase/(Decrease) in Valuation allowance	9,788
Balance-Ending	$15,086

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

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated all transactions December 31, 2018 through the date these financial statements were available to be issued, and has determined that there are no events that would require disclosure in or adjustment to these financial statements.

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

We incurred a net loss of $ 46,611 for the nine months ended December 31, 2018. As of December 31, 2018, we had an accumulated deficit of $71,840. Losses have principally occurred as a result of the lack of a source of recurring revenues and the resources required to maintain our status as a US public company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Results of Operations

Comparison of Three Months Ended December 31, 2018 and 2017

Revenues

We have generated both $nil in revenue during the three months ended December 31, 2018 and 2017.

Operating Expenses

During the three months ended December 31, 2018, we have incurred $19,000 general and administrative expenses compared to $2,691 during the three months ended December 31, 2017. The increase in general and administrative expenses primarily consists of increased professional fees due to the change of ownership of the Company.

Net Loss

Our net loss for the three months ended December 31, 2018 was $19,000 compared to a net loss of $2,691 during the three months ended December 31, 2017.

Comparison of Nine Months Ended December 31, 2018 and 2017

Revenues

During the nine months ended December 31, 2018, we have generated $nil in revenue compared to $23,200 during the nine months ended December 31, 2017.

Operating Expenses

During the nine months ended December 31, 2018, we have incurred $46,611 general and administrative expenses compared to $15,467 during the nine months ended December 31, 2017. The general and administrative expenses primarily consist of depreciation and amortization expenses, fixed assets write-offs and professional fees.

Net Income/(loss)

Our net loss for the nine months ended December 31, 2018 was $46,611 compared to a net income of $7,733 for the nine months ended December 31, 2017.

Liquidity and Capital Resources

Working capital	December 31, 2018	March 31, 2018
Total current assets	$2,081	$11,749
Total current liabilities	40,871	11,414
Working capital surplus/(deficit)	$(38,790)	$335

Total equity (deficit) as of December 31, 2018 and March 31, 2018 was $(38,790) and $7,821, respectively. To date, we have financed our operations primarily from either advancements or the issuance of equity and debt instruments.

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

	Nine Months Ended December 31,
	2018	2017
Net cash provided by (used in) operating activities	$(38,791)	$5,656
Net cash provided by (used in) investing activities	-	(6,100)
Net cash provided by financing activities	27,042	850
Net increase (decrease) in cash and cash equivalents	(11,749)	406
Cash and cash equivalents at the beginning of period	11,749	11,538
Cash and cash equivalents at the end of period	$-	$11,944

Operating Activities

For the nine months ended December 31, 2018, net cash used in operating activities was $38,791 consisting of net loss of $46,611, depreciation and amortization expenses of $991, write-off of fixed assets of $6,495, an increase in prepaid expenses of $2,081 and an increase in accrued expenses of $2,415. Net cash provided by operating activities for the nine months ended December 31, 2017 was $5,656 consisting of net income of $7,733, a decrease in prepaid expenses of $500, a decrease in accrued expenses of $5,000 and depreciation expenses of $2,423.

Investing Activities

Net cash used in or provided by investing activities for the nine months ended December 31, 2018 was $nil. Net cash used in purchasing fixed assets for the nine months ended December 31, 2017 was $6,100.

Financing Activities

Net cash provided by financing activities for the nine months ended December 31, 2018 was $27,042 which consisted of an increase in loans from related parties of $27,042. Net cash provided by financing activities was $850 for the nine months ended December 31, 2017 which consisted of proceeds from share issuance.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2018 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no sales of unregistered securities of the Company during the quarter ended December 31, 2018.

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

Date: February 14, 2019

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

