Form 10-K
period 2019-03-31
BYLOG GROUP CORP.
filed 2021-01-20
CIK 1668082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2019

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 333-211808

BYLOG GROUP CORP.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	37-1791003
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

84/1 Bilang, Hutan #402, Dalian City Liaoning Province, China	116013
(State or Other Jurisdiction of Incorporation or Organization)	(Zip Code.)

+86 (775) 430-5510

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

As of September 28, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the last sale price of $2.60 per share) was approximately $16.783 million. Shares of the registrant’s common stock beneficially held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 11,405,000 shares of the registrant’s common stock outstanding as of January 19, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

None.

BYLOG GROUP CORP.

Annual Report on Form 10-K

Year Ended March 31, 2019

i

INTRODUCTORY NOTE

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth; any projections of earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in this annual report, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this report speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

●	“Company”, “we”, “us” and “our” are to Bylog Group Corp., a Nevada corporation;

●	“U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Securities Act” are to the Securities Act of 1933, as amended.

PART I

ITEM 1.	BUSINESS.

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

During the fiscal year ended March 31, 2019, other than seeking to consummate a combination transaction with a profitable, privately held operating business, we were not engaged in any significant business activities and had no operations or revenues. We incurred limited operating expenses necessary to maintain our status as a corporation in good standing and conduct search for and evaluation of potential business opportunities. At present, we have no employees other than our sole executive officer and director. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any officers or directors.

We qualify as a “shell company” under Rule 12b-2 promulgated by the U.S. Securities and Exchange Commission (the “SEC”) under the Exchange Act because we currently have no or nominal assets (other than cash) and no or nominal operations.

Available Information

We currently do not have a corporate website. The SEC maintains a website that contains our filings. The address of the SEC’s website is www.sec.gov.

ITEM 1A.	RISK FACTORS.

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

We do not own or rent any real estate or other properties.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have an adverse effect on our business, financial condition or operating results.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted and traded on the OTC Pink market under the symbol “BYLG.” Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Approximate Number of Holders of Our Common Stock

As of January 19, 2021, there were approximately 38 holders of record of our common stock, which does not include the number of stockholders holding shares of our common stock in “street name”. We believe the actual number of stockholders is greater than the number of holders of record.

Dividend Policy

We have never declared or paid any dividends, nor do we have any present plan to pay any cash dividends on our common stock in the foreseeable future. We currently intend to retain most, if not all, of our available funds and any future earnings to operate and expand our business.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Securities Authorized for Issuance Under Equity Compensation Plans.”

Recent Sales of Unregistered Securities

We have not sold any equity securities during the 2019 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2019 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fiscal year ended March 31, 2019.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We incurred a net loss of $71,414 for the year ended March 31, 2019. As of March 31, 2019, we had an accumulated deficit of $96,643. Losses have principally occurred as a result of the lack of a source of recurring revenues and the resources required to maintain our status as a US public company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Results of Operations

Comparison of The Years Ended March 31, 2019 and 2018

Revenues

During the year ended March 31, 2019 we have generated $nil in revenue compared to $23,200 during the year ended March 31, 2018.

Operating Expenses

During the year ended March 31, 2019 we incurred $71,414 general and administrative expenses compared to $27,153 during the year ended March 31, 2018. The general and administrative expenses primarily consisted of professional fees.

Net Income

Our net loss for year ended March 31, 2019 was $71,414 compared to a net loss of $3,953 for the year ended March 31, 2018.

Liquidity and Capital Resources

Working capital	March 31, 2019	March 31, 2018
Total current assets	$2,497	$11,749
Total current liabilities	66,090	11,414
Working capital surplus/(deficit)	$(63,593)	$335

As of March 31, 2019, we had cash and cash equivalents of $nil. To date, we have financed our operations primarily through contributions by owners and borrowings from related parties.

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

	Years Ended March 31,
	2019	2018
Net cash provided by (used in) operating activities	$(56,496)	$5,461
Net cash provided by (used in) investing activities	-	(6,100)
Net cash provided by financing activities	44,747	850
Net increase (decrease) in cash and cash equivalents	(11,749)	211
Cash and cash equivalents at the beginning of year	11,749	11,538
Cash and cash equivalents at the end of year	$-	$11,749

Operating Activities

For the year ended March 31, 2019, net cash used in operating activities was $56,496 consisting of a net loss of $71,414, depreciation and amortization expenses of $992, write-off of fixed assets of $6,495, an increase in advance to suppliers of $2,498 and an increase in accounts payable and accrued expenses of $9,929. Net cash provided in operating activities for the year ended March 31, 2018 was $5,461 consisting of a net loss of $3,953, depreciation and amortization expenses of $3,414, a decrease in prepaid expenses of $500 and an increase in accounts payable and accrued expenses of $5,500.

Investing Activities

Net cash used in or provided by investing activities for the year ended March 31, 2019 was $nil. Net cash used in purchasing fixed assets for the year ended March 31, 2018 was $6,100.

Financing Activities

Net cash provided by financing activities for the year ended March 31, 2019 was $44,747 which consisted of an increase in loans from related parties of $44,747. Net cash provided by financing activities was $850 for the year ended March 31, 2018 which consisted of proceeds from share issuance of $850.

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

Critical Accounting Policies

Our financial information has been prepared in accordance with U.S. GAAP, which requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates. Some of our accounting policies require a higher degree of judgment than others in their application.

Except for the accounting policies for revenue recognition that were updated as a result of adopting ASC 606, there have been no material changes to the critical accounting policies previously disclosed in our audited financial statements for the year ended March 31, 2019.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Bylog Group Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bylog Group Corp. (the Company) as of March 31, 2019 and the related statements of operations, stockholders’ equity, and cash flows for the year then ended March 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019, and the results of its operations and its cash flows for each of the years in the period ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America. The financial statements of Bylog Group Corp. as of March 31, 2018, were audited by other auditors whose report dated June 22, 2018, expressed an unqualified opinion on those statements.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had incurred substantial losses during the year, and has not yet established an ongoing source of revenues sufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters are described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ JLKZ CPA LLP

We have served as the Company’s auditor since 2021

JLKZ CPA LLP.

Flushing, New York

January 13, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Bylog Group Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Bylog Group Corp. (the Company) as of March 31, 2018, and the related statements of operation, stockholders’ equity, and cash flows for year ended March 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018, and the results of its operations and its cash flows for the year ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Emphasis-of-a-matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated losses from inception (August 21, 2015) to March 31, 2018. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Hackensack, New Jersey

June 22, 2018

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

BYLOG GROUP CORP.

BALANCE SHEETS

	MARCH 31, 2019	MARCH 31, 2018
ASSETS
Current Assets
Cash	$-	$11,749
Prepayment	2,497	-
Total current assets	2,497	11,749

Fixed Assets, net	-	7,486
Total Assets	$2,497	$19,235

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities

Loan from related parties	$45,661	$914
Accrued expenses	20,429	10,500
Total current liabilities	66,090	11,414

Total Liabilities	66,090	11,414

Commitment and Contingency	-	-

Stockholders’ Equity/(Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 11,405,000 shares issued and outstanding as of March 31, 2019 and 2018	11,405	11,405
Additional Paid-In-Capital	21,645	21,645
Accumulated Deficit	(96,643)	(25,229)
Total Stockholders’ Equity/(Deficit)	(63,593)	7,821

Total Liabilities and Stockholders’ Equity/(Deficit)	$2,497	$19,235

F-3

BYLOG GROUP CORP.

STATEMENTS OF OPERATIONS

	FOR THE YEAR ENDED MARCH 31, 2019	FOR THE YEAR ENDED MARCH 31, 2018
Revenue	$-	$23,200
Operating expenses
General and administrative expenses	71,414	27,153
Loss before provision for income taxes	(71,414)	(3,953)

Provision for income taxes	-	-

Net loss	$(71,414)	$(3,953)

Loss per common share:
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	11,405,000	11,432,972

BYLOG GROUP CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY/(Deficit)

			Additional
	Number	Common	Paid in	Accumulated
	of shares	Stock	Capital	Deficit	Total
Balance, March 31, 2017	11,320,000	11,320	20,880	(21,276)	10,924
Net loss	-	-	-	(3,953)	(3,953)
Common Shares issued for cash at $0.01 per share	175,000	175	1,575	-	1,750
Common Shares retired for cash at $0.01 per share	(90,000)	(90)	(810)	-	(900)
Balance, March 31, 2018	11,405,000	11,405	21,645	(25,229)	7,821
Net loss	-	-	-	(71,414)	(71,414)
Balance, March 31, 2019	11,405,000	11,405	21,645	(96,643)	(63,593)

BYLOG GROUP CORP.

STATEMENTS OF CASH FLOWS

	FOR THE YEAR ENDED MARCH 31, 2019	FOR THE YEAR ENDED MARCH 31, 2018
Cash flows from Operating Activities
Net loss	$(71,414)	$(3,953)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	992	3,414
Write-off of fixed assets	6,495	-
Change in operating assets and liabilities:
Advance to suppliers	(2,498)	-
Prepaid expenses	-	500
Accounts payable and accrued expenses	9,929	5,500
Net cash used in operating activities	(56,496)	5,461

Cash flows from Investing Activities
Purchase of fixed assets	-	(6,100)
Net cash used in investing activities	-	(6,100)

Cash flow from Financing Activities
Related party payable	44,747	-
Proceeds from sale of common stock	-	850
Net cash provided by financing activities	44,747	850

Net increase (decrease) in cash and equivalents	(11,749)	211
Cash at beginning of the year	11,749	11,538
Cash at end of the year	$-	$11,749
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

BYLOG GROUP CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

NOTE 1 – ORGANIZATION AND BUSINESS

BYLOG GROUP CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on August 21, 2015. The Company is in the business of web development and online advertising.

The Company has adopted March 31 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of March 31, 2019, been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (August 21, 2015) to March 31, 2019 of $96,643. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At March 31, 2019 the Company’s bank deposits did not exceed the insured amounts.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company did not incur advertising expense during the year ended March 31, 2019.

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

Stock-Based Compensation

As of March 31, 2019, the Company has not issued any stock-based payments to its employees.

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

New Accounting Pronouncements

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases. The amendments in ASU 2018-10 provide additional clarification and implementation guidance on certain aspects of the previously issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) and have the same effective and transition requirements as ASU 2016-02. Upon the effective date, ASU 2018-10 will supersede the current lease guidance in ASC Topic 840, Leases. Under the new guidance, lessees will be required to recognize for all leases, lease with the exception of short-term leases, a lease liability, which is a lessee’s obligation to make payments arising from a lease, measured on a discounted basis. Concurrently, lessees will be required to recognize a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2018-10 is effective for private companies and emerging growth public companies for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The guidance is required to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements. During the year ended March 31, 2019, the Company assessed the impact this guidance had on its financial statements and concluded that at present ASU No. 2018-10 has no impact on its financial statements due to not having any commitment to stay in our property longer than a year.

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

For the year ended March 31, 2019, no revenue was earned.

NOTE 4 – FIXED ASSETS

	March 31, 2019	March 31, 2018
Office furniture	$-	$2,100
Computer Software	-	6,650
Accumulated depreciation & amortization	-	(1,264)
Total, net	$-	$7,486

Depreciation and Amortization expenses were $992 and $3,414 for the years ended March 31, 2019 and 2018, respectively.

The Company has written-off all the fixed assets net of $6,495 as a result of a change of control of the Company which occurred on July 9, 2018. The amount was included in SG&A expenses for the year ended March 31, 2019. Refer to Footnote 5 – Stockholders Equity.

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

As of March 31, 2019, the amount outstanding was $45,661. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 7 – MAJOR CUSTOMERS

During the years ended March 31, 2018 and 2019, the following customers represented more than 10% of the Company’s sales:

	Year ended March 31, 2019		Year ended March 31, 2018
Customer	$	%	$	%
Customer A	-	-	2,600	11.20
Customer B	-	-	5,500	23.70
Customer C	-	-	2,800	12.07
Customer D	-	-	5,000	21.56
Customer E	-	-	5,800	25.00
	-	-	21,700	94.00

NOTE 8 - INCOME TAXES

As of March 31, 2019, the Company had net operating loss carry forwards of $96,643 that may be available to reduce future years’ taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% and 34% for the period ended as follows:

	March 31, 2019	March 31, 2018

Tax benefit (expenses) at U.S. statutory rate	$14,997	$1,344
Change in valuation allowance	(14,997)	(1,344)
Tax benefit (expenses), net	$-	$-

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	March 31, 2019	March 31, 2018

Net operating loss	$20,295	$5,298
Valuation allowance	(20,295)	(5,298)
Deferred tax assets, net	$-	$-

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

March 31, 2019

Balance-Beginning	$5,298
Increase/(Decrease) in Valuation allowance	9,701
Balance-Ending	$20,295

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

On December 22, 2017, the Securities and Exchange Commission published Staff Accounting Bulletin No. 118 (“SAB 118”), which addressed the application of GAAP in situations where the Company does not have the necessary information (including computations) available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. The deferred tax expense to be recorded in connection with the remeasurement of deferred tax assets is to be a provisional amount and a reasonable estimate at March 31, 2019, based upon the best information currently available. The ultimate result may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in the interpretations and assumptions that the Company has made, additional regulatory guidance that may be issued, and actions that the Company may take as a result of the 2017 Tax Act. Any subsequent adjustment to these amounts will be recorded in current tax expense in the quarter of 2019 when the analysis is complete.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated all transactions March 31, 2019 through the date these financial statements were available to be issued, and has determined that there are no events that would require disclosure in or adjustment to these financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The disclosure required under this section was previously reported as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, in a Current Reports on Form 8-K filed with the Securities and Exchange Commission on September 21, 2018 and December 31, 2020 and is incorporated by reference herein.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

(1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2019. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our assessment, our Chief Executive Officer and Chief Financial Officer determined that, as of March 31, 2019, our internal control over financial reporting was effective.

Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of our fiscal year ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of our current executive officer and director.

NAME	AGE	POSITION
Dehang Zhou	52	Chairman, Chief Executive Officer, President and Chief Financial Officer

Dehang Zhou, age 52, has served as a member of our board of directors and as our Chairman, Chief Executive Officer, Chief Financial Officer and President since July 9, 2018. From 2015 until the present, Mr. Zhou has been the Vice-Chairman of Henan Lehehe Health Industry Group. The Group owns more than 80 trademarks, more than 10 technical patents, and more than 50 health food formula with the National Food and Drug Administration. Beginning 2018, Mr. Zhou has served as the Vice Chairman of Xingang Technology Group, which manufactures, sells, markets, researches and develops new energy electric automobiles. From 2003 to 2014, Mr. Zhou was in the business of importing and exporting goods.

The sole director and executive officer was elected until his successor is duly elected and qualified. There are no arrangements or understandings known to us pursuant to which any director or executive officer was or is to be selected as a director (or director nominee) or executive officer.

Involvement in Certain Legal Proceedings

To the best of our knowledge, our sole director and executive officer has not, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;
●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;
●	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self- regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics and Business Conduct

During the fiscal year ended March 31, 2019, we did not have a code of ethics that applied to our executive officers, including our principal executive, financial and accounting officers. We did not believe the adoption of a code of ethics at that time would provide any meaningful additional protection to us because we had no employees, had only one executive officer and director, and we did not conduct any active business operations.

When we merge with an operating entity in the future, we expect to adopt a code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, and principal accounting officer.

Section 16(A) Beneficial Ownership Reporting Compliance

We are not subject to Section 16(a) of the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION.

No salaries or other compensation were paid in cash, or otherwise, to any officers or directors for services performed during the fiscal years ended March 31, 2019 and 2018. We did not have employment agreements with our officers for the fiscal year ended March 31, 2019. For the fiscal year ended March 31, 2019, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There was no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of January 19, 2021 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. The address of the officer and director set forth below is in care of the Company, 84/1 Bilang, Hutan #402, Dalian City, Liaoning Province, 116013, China.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Dehang Zhou, Chairman, CEO, President and CFO	Common Stock	4,950,000	43.4%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.
(2)	A total of 11,405,000 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of January 19, 2021. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

Changes in Control

On July 9, 2018, as a result of a private transaction, 9,000,000 shares of common stock of the Company, representing 78.9% of our issued and outstanding share capital on a fully-diluted basis, were transferred from our former sole officer and director, Dmitrii Iaroshenko to certain individual purchasers for an aggregate purchase price of $424,000. In this transaction, our current sole officer and director, Mr. Dehang Zhou acquired 4,950,000 shares of common stock and became our largest shareholder by owning 43.4% of the issued and outstanding share capital of the Company on a fully-diluted basis. This private transaction resulted in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any compensation plans in effect under which our equity securities are authorized for issuance.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

None.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined by the Listing Rules of the Nasdaq Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Effective on September 13, 2018, upon the approval by the Company’s board of directors, Paritz & Company, P.A. was dismissed as the Company’s independent registered public accounting firm, effectively immediately. On the same date, the Company’s board of directors appointed WWC, P.C. as its new independent registered public accounting firm to audit and review the Company’s financial statements, effective immediately. See the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2018 for more information.

On December 30, 2020, WWC, P.C. (“WWC”) resigned as the independent registered public accounting firm of the Company effectively immediately. On the same day, upon the approval of its sole director, the Company engaged JLKZ CPA LLP (“JLKZ”) as its new independent registered public accounting firm to audit review the Company’s financial statement effective immediately. See the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2020 for more information.

Independent Auditors’ Fees

The following table represents fees billed for each of the last two fiscal years for professional audit services rendered by our independent registered public accounting firm:

	2019	2018

Audit fees(1)	$10,000	$9,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$10,000	$9,500

(1)	“Audit Fees” consisted of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.
(2)

Audit fee of $6,000 for the year ended March 31, 2019 was paid to JLKZ CPA LLP and $4,000 was paid to WWC, Professional Corporation Limited. Audit fee of $9,500 for the year ended March31, 2018 was paid to Prager Metis CPAs, LLC.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by our auditors for our financial statements as of and for the year ended March 31, 2019.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) List of Documents Filed as a Part of This Report:

The financial statements are set forth under Item 8 of this annual report on Form 10-K.

(1) Index to Financial Statements:

Report of Independent Registered Public Accounting Firm

Balance Sheets as of March 31, 2019 and 2018

Statements of Operations for the years ended March 31, 2019 and 2018

Statements of Changes in Stockholders’ Deficit for the years ended March 31, 2019 and 2018

Statements of Cash Flows for the years ended March 31, 2019 and 2018

Notes to Financial Statements

(2) Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or because it is not required.

(3) Index to Exhibits

See exhibits listed under Item (b) below.

(b) Exhibits:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on November 19, 2018)
3.2	Amended and Restated Bylaws adopted on November 1, 2018(incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on November 19, 2018)
31.1	Certifications of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(c) Financial Statement Schedule—See Item 15(a) above.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 20, 2021

BYLOG GROUP CORP.

By:	/s/ Dehang Zhou
Dehang Zhou
Chief Executive Officer and Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dehang Zhou	Chairman, President, Chief Executive Officer and Chief Financial Officer	January 20, 2021
Dehang Zhou	(Principal Executive Officer and Principal Financing and Accounting Officer)

