Form 10-K
period 2020-03-31
BYLOG GROUP CORP.
filed 2021-03-16
CIK 1668082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2020

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

As of September 30, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the last sale price of $2.00 per share) was approximately $12.91 million. Shares of the registrant’s common stock beneficially held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 11,405,000 shares of the registrant’s common stock outstanding as of March 15, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

None.

BYLOG GROUP CORP.

Annual Report on Form 10-K

Year Ended March 31, 2020

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

During the fiscal year ended March 31, 2020, other than seeking to consummate a combination transaction with a profitable, privately held operating business, we were not engaged in any significant business activities and had no operations or revenues. We incurred limited operating expenses necessary to maintain our status as a corporation in good standing and conduct search for and evaluation of potential business opportunities. At present, we have no employees other than our sole executive officer and director. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any officers or directors.

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

Approximate Number of Holders of Our Common Stock

As of March 15, 2021, there were approximately 38 holders of record of our common stock, which does not include the number of stockholders holding shares of our common stock in “street name”. We believe the actual number of stockholders is greater than the number of holders of record.

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

Recent Sales of Unregistered Securities

We have not sold any equity securities during the 2020 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2020 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fiscal year ended March 31, 2020.

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

We incurred a net loss of $113,495 for the year ended March 31, 2020. As of March 31, 2020, we had an accumulated deficit of $210,138. Losses have principally occurred as a result of the lack of a source of recurring revenues and the resources required to maintain our status as a US public company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Results of Operations

Comparison of The Years Ended March 31, 2020 and 2019

Revenues

We have generated $nil in revenue during the years ended March 31, 2020 and 2019.

Operating Expenses

During the year ended March 31, 2020 we incurred $113,495 general and administrative expenses compared to $71,414 during the year ended March 31, 2019. The general and administrative expenses primarily consisted of professional fees and value management and maintenance fee. The increase in general and administrative expenses was due to an increase in market value management and maintenance fee. Value management services were to build up company reputation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

Net Income

Our net loss for year ended March 31, 2020 was $113,495 compared to a net loss of $71,414 for the year ended March 31, 2019.

Liquidity and Capital Resources

Working capital	March 31, 2020	March 31, 2019
Total current assets	$-	$2,497
Total current liabilities	177,088	66,090
Working capital surplus/(deficit)	$(177,088)	$(63,593)

As of March 31, 2020, we had cash and cash equivalents of $nil. To date, we have financed our operations primarily through contributions by owners and borrowings from related parties.

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

	Years Ended March 31,
	2020	2019
Net cash provided by (used in) operating activities	$-	$(56,496)
Net cash provided by (used in) investing activities	-	-
Net cash provided by financing activities	-	44,747
Net increase (decrease) in cash and cash equivalents	-	(11,749)
Cash and cash equivalents at the beginning of year	-	11,749
Cash and cash equivalents at the end of year	$-	$-

Operating Activities

For the year ended March 31, 2020, net cash used in operating activities was $nil consisting of a net loss of $113,495, a decrease in prepaid expenses of $2,497 and an increase in accounts payable and accrued expenses of $110,998. For the year ended March 31, 2019, net cash used in operating activities was $56,496 consisting of a net loss of $71,414, depreciation and amortization expenses of $992, write-off of fixed assets of $6,495, an increase in advance to suppliers of $2,498 and an increase in accounts payable and accrued expenses of $9,929.

Investing Activities

Net cash used in or provided by investing activities for the year ended March 31, 2020 and 2019 was $nil.

Financing Activities

Net cash provided by financing activities for the year ended March 31, 2020 was nil. Net cash provided by financing activities for the year ended March 31, 2019 was $44,747 which consisted of an increase in loans from related parties of $44,747.

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

Except for the accounting policies for revenue recognition that were updated as a result of adopting ASC 606, there have been no material changes to the critical accounting policies previously disclosed in our audited financial statements for the year ended March 31, 2020.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of

Bylog Group Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bylog Group Corp. (the Company) as of March 31, 2020 and 2019, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had incurred substantial losses during the year, and has not yet established an ongoing source of revenues sufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters are described in Note 3. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ JLKZ CPA LLP

We have served as the Company’s auditor since 2021

JLKZ CPA LLP.

Flushing, New York

March 15, 2021

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

BYLOG GROUP CORP.

BALANCE SHEETS

	MARCH 31, 2020	MARCH 31, 2019
ASSETS
Current Assets
Cash	$-	$-
Prepayment	-	2,497
Total current assets	-	2,497

Fixed Assets, net	-	-
Total Assets	$-	$2,497

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities

Loan from related parties	$45,661	$45,661
Accrued expenses	131,427	20,429
Total current liabilities	177,088	66,090

Total Liabilities	177,088	66,090

Commitment and Contingency	-	-

Stockholders’ Equity/(Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 11,405,000 shares issued and outstanding as of March 31, 2020 and 2019	11,405	11,405
Additional Paid-In-Capital	21,645	21,645
Accumulated Deficit	(210,138)	(96,643)
Total Stockholders’ Deficit	(177,088)	(63,593)

Total Liabilities and Stockholders’ Deficit	$-	$2,497

BYLOG GROUP CORP.

STATEMENTS OF OPERATIONS

	FOR THE YEAR ENDED MARCH 31, 2020	FOR THE YEAR ENDED MARCH 31, 2019
Revenue	$-	$-
Operating expenses
General and administrative expenses	113,495	71,414
Loss before provision for income taxes	(113,495)	(71,414)

Provision for income taxes	-	-

Net loss	$(113,495)	$(71,414)

Loss per common share:
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	11,405,000	11,405,000

F-4

BYLOG GROUP CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

			Additional
	Number	Common	Paid in	Accumulated
	of shares	Stock	Capital	Deficit	Total
Balance, March 31, 2018	11,405,000	11,405	21,645	(25,229)	7,821
Net loss	-	-	-	(71,414)	(71,414)
Balance, March 31, 2019	11,405,000	11,405	21,645	(96,643)	(63,593)
Net loss	-	-	-	(113,495)	(113,495)
Balance, March 31, 2020	11,405,000	11,405	21,645	(210,138)	(177,088)

BYLOG GROUP CORP.

STATEMENTS OF CASH FLOWS

	FOR THE YEAR ENDED MARCH 31, 2020	FOR THE YEAR ENDED MARCH 31, 2019
Cash flows from Operating Activities
Net loss	$(113,495)	$(71,414)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	-	992
Write-off of fixed assets	-	6,495
Change in operating assets and liabilities:
Advance to suppliers	-	(2,498)
Prepaid expenses	2,497
Accounts payable and accrued expenses	110,998	9,929
Net cash used in operating activities	-	(56,496)

Cash flows from Investing Activities
Purchase of fixed assets	-	-
Net cash used in investing activities	-	-

Cash flow from Financing Activities
Related party payable	-	44,747
Net cash provided by financing activities	-	44,747

Net increase (decrease) in cash and equivalents	-	(11,749)
Cash at beginning of the year	-	11,749
Cash at end of the year	$-	$-
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

BYLOG GROUP CORP.

NOTES TO THE FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of March 31, 2020, been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (August 21, 2015) to March 31, 2020 of $210,138. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At March 31, 2020 the Company’s bank deposits did not exceed the insured amounts.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company did not incur advertising expense during the year ended March 31, 2020.

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

Stock-Based Compensation

As of March 31, 2020, the Company has not issued any stock-based payments to its employees.

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

New Accounting Pronouncements

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases. The amendments in ASU 2018-10 provide additional clarification and implementation guidance on certain aspects of the previously issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) and have the same effective and transition requirements as ASU 2016-02. Upon the effective date, ASU 2018-10 will supersede the current lease guidance in ASC Topic 840, Leases. Under the new guidance, lessees will be required to recognize for all leases, lease with the exception of short-term leases, a lease liability, which is a lessee’s obligation to make payments arising from a lease, measured on a discounted basis. Concurrently, lessees will be required to recognize a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2018-10 is effective for private companies and emerging growth public companies for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The guidance is required to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements. During the year ended March 31, 2020, the Company assessed the impact this guidance had on its financial statements and concluded that at present ASU No. 2018-10 has no impact on its financial statements due to not having any commitment to stay in our property longer than a year.

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

For the year ended March 31, 2020, no revenue was earned.

NOTE 4 – FIXED ASSETS

	March 31, 2020	March 31, 2019
Office furniture	$-	$-
Computer Software	-	-
Accumulated depreciation & amortization	-	-
Total, net	$-	$-

Depreciation and Amortization expenses were $nil and $992 for the years ended March 31, 2020 and 2019, respectively.

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

As of March 31, 2020, the amount outstanding was $45,661. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 7 - INCOME TAXES

As of March 31, 2020, the Company had net operating loss carry forwards of $210,138 that may be available to reduce future years’ taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% and 34% for the period ended as follows:

	March 31, 2020	March 31, 2019

Tax benefit (expenses) at U.S. statutory rate	$23,834	$14,997
Change in valuation allowance	(23,834)	(14,997)
Tax benefit (expenses), net	$-	$-

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	March 31, 2020	March 31, 2019

Net operating loss	$44,129	$20,295
Valuation allowance	(44,129)	(20,295)
Deferred tax assets, net	$-	$-

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

March 31, 2020

Balance-Beginning	$20,295
Increase/(Decrease) in Valuation allowance	23,834
Balance-Ending	$44,129

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

On December 22, 2017, the Securities and Exchange Commission published Staff Accounting Bulletin No. 118 (“SAB 118”), which addressed the application of GAAP in situations where the Company does not have the necessary information (including computations) available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. The deferred tax expense to be recorded in connection with the remeasurement of deferred tax assets is to be a provisional amount and a reasonable estimate at March 31, 2020, based upon the best information currently available. The ultimate result may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in the interpretations and assumptions that the Company has made, additional regulatory guidance that may be issued, and actions that the Company may take as a result of the 2017 Tax Act. Any subsequent adjustment to these amounts will be recorded in current tax expense in the quarter of 2020 when the analysis is complete.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated all transactions March 31, 2020 through the date these financial statements were available to be issued, and has determined that there are no events that would require disclosure in or adjustment to these financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The disclosures required under this section was previously reported as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, in Current Reports on Form 8-K filed with the Securities and Exchange Commission on September 21, 2018 and December 31, 2020 and are incorporated by reference herein.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2020. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our assessment, our Chief Executive Officer and Chief Financial Officer determined that, as of March 31, 2020, our internal control over financial reporting was effective.

Changes in internal control over financial reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the fourth quarter of our fiscal year ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Code of Ethics and Business Conduct

During the fiscal year ended March 31, 2020, we did not have a code of ethics that applied to our executive officers, including our principal executive, financial and accounting officers. We did not believe the adoption of a code of ethics at that time would provide any meaningful additional protection to us because we had no employees, had only one executive officer and director, and we did not conduct any active business operations.

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

No salaries or other compensation were paid in cash, or otherwise, to any officers or directors for services performed during the fiscal years ended March 31, 2020 and 2019. We did not have employment agreements with our officers for the fiscal year ended March 31, 2020. For the fiscal year ended March 31, 2020, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There was no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 15, 2021 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the officers and directors set forth below is in care of the Company, 84/1 Bilang, Hutan #402, Dalian City, Liaoning Province, 116013, China. The registered address of each of the 5% shareholders (other than officers and directors) set forth below is Room 508, Unit 3, Building 108, Red Star Sea Phase 3, Dalian Development Zone, Dalian, Liaoning, China.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Dehang Zhou, Chairman, CEO, President and CFO	Common Stock	4,950,000	43.4%
	Common Stock

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.
(2)	A total of 11,405,000 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of March 15, 2021. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

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

Independent Auditors’ Fees

The following table represents fees billed for each of the last two fiscal years for professional audit services rendered by our independent registered public accounting firm:

	2020	2019

Audit fees(1)	$12,000	$10,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$12,000	$10,000

(1)	“Audit Fees” consisted of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by our auditors for our financial statements as of and for the year ended March 31, 2020.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) List of Documents Filed as a Part of This Report:

The financial statements are set forth under Item 8 of this annual report on Form 10-K.

(1) Index to Financial Statements:

Report of Independent Registered Public Accounting Firm

Balance Sheets as of March 31, 2020 and 2019

Statements of Operations for the years ended March 31, 2020 and 2019

Statements of Changes in Stockholders’ Deficit for the years ended March 31, 2020 and 2019

Statements of Cash Flows for the years ended March 31, 2020 and 2019

Notes to Financial Statements

(2) Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or because it is not required.

(3) Index to Exhibits

See exhibits listed under Part (b) below.

(b) Exhibits:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on November 19, 2018)
3.2	Amended and Restated Bylaws adopted on November 1, 2018 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on November 19, 2018)
31.1	Certifications of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2021

BYLOG GROUP CORP.

By:	/s/ Dehang Zhou
Dehang Zhou
Chief Executive Officer and Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dehang Zhou	Chairman, President, Chief Executive Officer and Chief Financial Officer	March 16, 2021
Dehang Zhou	(Principal Executive Officer and Principal Financing and Accounting Officer)

