Form 10-Q
period 2020-12-31
BYLOG GROUP CORP.
filed 2021-04-02
CIK 1668082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2020

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

BYLOG GROUP CORP.

CONDENSED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

BYLOG GROUP CORP.

BALANCE SHEETS

(UNAUDITED)

	DECEMBER 31, 2020		MARCH 31, 2020
ASSETS
Current Assets
Cash	$		$-
Prepayment		-
Total current assets		-

Fixed Assets, net
Total Assets		$-	$

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities

Loan from related parties		$135,209	$45,661
Accrued expenses		88,453	131,427
Total current liabilities		223,662	177,088

Total Liabilities		223,662	177,088

Commitment and Contingency

Stockholders’ Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized; 11,405,000 shares issued and outstanding as of December 31, 2020 and March 31, 2020		11,405	11,405
Additional Paid-In-Capital		21,645	21,645
Accumulated Deficit		(256,712)	(210,138)
Total Stockholders’ Deficit		(223,662)	(177,088)

Total Liabilities and Stockholders’ Deficit		$-	$

BYLOG GROUP CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended December 31, 2020	Three months ended December 31, 2019	Nine months ended December 31, 2020	Nine months ended December 31, 2019
Revenue	$-	$-	$-	$-
Operating expenses
General and administrative expenses	25,353	16,669	46,574	89,906
Income (Loss) before provision for income taxes	(25,353)	(16,669)	(46,574)	(89,906)

Provision for income taxes

Net income (loss)	(25,353)	(16,669)	(46,574)	(89,906)

Loss per common share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	11,405,000	11,405,000	11,405,000	11,405,000

BYLOG GROUP CORP.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

			Additional
	Number	Common	Paid in	Accumulated
	of shares	Stock	Capital	Deficit	Total
Three months ended December 31, 2019
Balance, September 30, 2019	11,405,000	11,405	21,645	(169,880)	(136,830)
Net Loss	-	-	-	(16,669)	(16,669)
Balance, December 31, 2019	11,405,000	11,405	21,645	(186,549)	(153,499)
Nine months ended December 31, 2019
Balance, March 31, 2019	11,405,000	11,405	21,645	(96,643)	(63,593)
Net Loss	-	-	-	(89,906)	(89,906)
Balance, December 31,2019	11,405,000	11,405	21,645	(186,549)	(153,499)

			Additional
	Number	Common	Paid in	Accumulated
	of shares	Stock	Capital	Deficit	Total
Three months ended December 31, 2020
Balance September 30, 2020	11,405,000	11,405	21,645	(231,359)	(198,309)
Net Loss	-	-	-	(25,353)	(25,353)
Balance December 31, 2020	11,405,000	11,405	21,645	(256,712)	(223,662)
Nine months ended December 31, 2020
Balance, March 31, 2020	11,405,000	11,405	21,645	(210,138)	(177,088)
Net Loss	-	-	-	(46,574)	(46,574)
Balance December 31, 2020	11,405,000	11,405	21,645	(256,712)	(223,662)

BYLOG GROUP CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR NINE MONTHS ENDED DECEMBER 31, 2020	FOR NINE MONTHS ENDED DECEMBER 31, 2019
Cash flows from Operating Activities
Net loss	$(46,574)	$(89,906)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	-	-
Write-off of fixed assets	-	-
Change in operating assets and liabilities:
Prepaid expenses	-	2,497
Accounts payable and accrued expenses	(42,974)	87,409
Net cash used in operating activities	(89,548)	-

Cash flows from Investing Activities
Purchase of fixed assets	-	-
Net cash used in investing activities	-	-

Cash flow from Financing Activities
Loans from related party	89,548	-
Net cash provided by financing activities	89,548	-

Net increase (decrease) in cash and equivalents	-	-
Cash at beginning of the year	-	-
Cash at end of the year	$-	$-
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

BYLOG GROUP CORP.

NOTES TO THE FINANCIAL STATEMENTS

AS OF AND FOR THE NINE MONTHS ENDED DECEMBER 31, 2020

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of December 31, 2020, been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (August 21, 2015) to December 31, 2020 of $256,712. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At December 31, 2020 the Company’s bank deposits did not exceed the insured amounts.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company did not incur advertising expense during the nine months ended December 31, 2020.

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

Stock-Based Compensation

As of December 31, 2020, the Company has not issued any stock-based payments to its employees.

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

New Accounting Pronouncements

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases. The amendments in ASU 2018-10 provide additional clarification and implementation guidance on certain aspects of the previously issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) and have the same effective and transition requirements as ASU 2016-02. Upon the effective date, ASU 2018-10 will supersede the current lease guidance in ASC Topic 840, Leases. Under the new guidance, lessees will be required to recognize for all leases, lease with the exception of short-term leases, a lease liability, which is a lessee’s obligation to make payments arising from a lease, measured on a discounted basis. Concurrently, lessees will be required to recognize a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2018-10 is effective for private companies and emerging growth public companies for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The guidance is required to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements. During the nine months ended December 31, 2020, the Company assessed the impact this guidance had on its financial statements and concluded that at present ASU No. 2018-10 has no impact on its financial statements due to not having any commitment to stay in our property longer than a year.

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

For the three and nine months ended December 31, 2020, no revenue was earned.

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

As of December 31, 2020, the amount outstanding was $135,209. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 - INCOME TAXES

As of December 31, 2020, the Company had net operating loss carry forwards of $256,712 that may be available to reduce future years’ taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% and 34% for the period ended as follows:

	December 31, 2020	March 31, 2020

Tax benefit (expenses) at U.S. statutory rate	$9,781	$23,834
Change in valuation allowance	(9,781)	(23,834)
Tax benefit (expenses), net	$-	$-

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	December 31, 2020	March 31, 2020

Net operating loss	$53,910	$44,129
Valuation allowance	(53,910)	(43,129)
Deferred tax assets, net	$-	$-

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

December 31, 2020

Balance-Beginning	$44,129
Increase/(Decrease) in Valuation allowance	9,781
Balance-Ending	$53,910

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

On December 22, 2017, the Securities and Exchange Commission published Staff Accounting Bulletin No. 118 (“SAB 118”), which addressed the application of GAAP in situations where the Company does not have the necessary information (including computations) available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. The deferred tax expense to be recorded in connection with the remeasurement of deferred tax assets is to be a provisional amount and a reasonable estimate at December 31, 2020, based upon the best information currently available. The ultimate result may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in the interpretations and assumptions that the Company has made, additional regulatory guidance that may be issued, and actions that the Company may take as a result of the 2017 Tax Act. Any subsequent adjustment to these amounts will be recorded in current tax expense in the quarter of 2020 when the analysis is complete.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated all transactions December 31, 2020 through the date these financial statements were available to be issued, and has determined that there are no events that would require disclosure in or adjustment to these financial statements.

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

We incurred a net loss of $46,574 for the nine months ended December 31, 2020. As of December 31, 2020, we had an accumulated deficit of $256,712. Losses have principally occurred as a result of the lack of a source of recurring revenues and the resources required to maintain our status as a US public company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Results of Operations

Comparison of Three Months Ended December 31, 2020 and 2019

Revenues

We have generated both $nil in revenue during the three months ended December 31, 2020 and 2019.

Operating Expenses

During the three months ended December 31, 2020, we have incurred $25,353 general and administrative expenses compared to $16,669 during the nine months ended December 31, 2019. The increase in general and administrative expenses was mainly due to an increase in professional fees and value management fee. Value management services were to build up company reputation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

Net Income

Our net loss for the three months ended December 31, 2020 was $25,353 compared to a net loss of $16,669 for the three months ended December 31, 2019.

Comparison of Nine Months Ended December 31, 2020 and 2019

Revenues

We have generated $nil in revenue during the nine months ended December 31, 2020 and 2019.

Operating Expenses

During the nine months ended December 31, 2020, we have incurred $46,574 in general and administrative expenses compared to $89,906 during the nine months ended December 2019. The general and administrative expenses primarily consist of professional fees and value management fee. The decrease in general and administrative expenses was due to an increase in market value management and maintenance fee. Value management services were to build up company reputation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

Net Income

Our net loss for the nine months ended December 31, 2020 was $46,574 compared to a net loss of $89,906 for the nine months ended December 31, 2019.

Liquidity and Capital Resources

Working capital	December 31, 2020	March 31, 2020
Total current assets	$-	$-
Total current liabilities	223,662	177,088
Working capital surplus/(deficit)	$(223,662)	$(177,088)

Total deficit for the nine-month period ended December 31, 2020 and the year ended March 31, 2020 was $223,662 and $177,088, respectively. To date, we have financed our operations primarily from either advancements or the issuance of equity and debt instruments from related parties.

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

	Nine Months Ended December 31,
	2020	2019
Net cash provided by (used in) operating activities	$(89,548)	$-
Net cash provided by (used in) investing activities	-	-
Net cash provided by financing activities	89,548	-
Net increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents at the beginning of period	-	-
Cash and cash equivalents at the end of period	$-	$-

Operating Activities

Net cash used in operating activities was $89,548 for the nine months ended December 31, 2020 comprising of a net loss of $46,574 and a decrease in accrued expenses of $42,974. Net cash used in operating activities was $nil for the nine months ended December 31, 2019 consisting of a net loss of $89,906, a decrease in prepaid expenses of $2,497 and an increase in accrued expenses of $87,409.

Investing Activities

Net cash used in or provided by investing activities for the nine months ended December 31, 2020 and 2019 was $nil.

Financing Activities

Net cash provided by financing activities for the nine months ended December 31, 2020 was $89,548 which consisted of an increase in loans from related party of $89,548. Net cash proceed by financing activities for the nine months ended December 31, 2019 was $nil.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2020 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no sales of unregistered securities of the Company during the quarter ended December 31, 2020.

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

