Form 10-K
period 2021-03-31
BYLOG GROUP CORP.
filed 2021-07-12
CIK 1668082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes[  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [X]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes[X] No [  ]

As of September 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the last sale price of $0.75 per share) was approximately $4.84 million. Shares of the registrant’s common stock beneficially held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 11,405,000 shares of the registrant’s common stock outstanding as of July 12, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

None.

BYLOG GROUP CORP.

Annual Report on Form 10-K

Year Ended March 31, 2021

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

We were incorporated on August 21, 2015 under the laws of the state of Nevada. We originally intended to operate in the business web development and online advertising. We set up a web-platform allowing web designers to place and promote their portfolio and a description of their professional competences and services. These portfolios could be presented on our web platform in the form of landing pages with any interface and programming code. However, we have only conducted limited operations and generated limited operating revenues since inception. On July 9, 2018, as a result of a private transaction, 9,000,000 shares of common stock of the Company, representing 78.9% of the issued and outstanding share capital of the Company on a fully-diluted basis, were transferred from the Company’s former sole officer and director, Dmitrii Iaroshenko to certain individual purchasers for an aggregate purchase price of $424,000. In this transaction, our previous sole officer and director, Mr. Dehang Zhou acquired 4,950,000 shares of common stock and became our largest shareholder by owning 43.4% of the issued and outstanding share capital of the Company on a fully-diluted basis. Such private transaction resulted in a change in control of the Company.

As a result of this transaction, Dmitrii Iaroshenko ceased to be the Company’s President, Treasurer, Secretary and Director. At the same time, Mr. Dehang Zhou became our new President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors.

On April 30, 2021, Mr. Dehang Zhou resigned as the Director, Chief Executive Officer, Chief Financial Officer, President, Treasurer and Secretary of our Company. Mr. Zhou’s decision to resign was not the result of any dispute or disagreements with the Company on any matter relating to the Company’s operations, policies or practices.

On April 30, 2021, the board of directors (the “Board”) the Company appointed Mr. Wah Leung as the Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Treasurer and Secretary of the Company. The Company and Mr. Leung have not entered into any arrangement regarding the payment of compensation for acting as an officer of the Company.

During the fiscal year ended March 31, 2021, we were not engaged in any significant business activities and had no operations or revenues. We incurred limited operating expenses necessary to maintain our status as a corporation in good standing and conduct search for and evaluation of potential business opportunities. At present, we have no employees other than our sole executive officer and director. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any officers or directors.

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

Approximate Number of Holders of Our Common Stock

As of July 12, 2021, there were approximately 121 holders of record of our common stock, which does not include the number of stockholders holding shares of our common stock in “street name”. We believe the actual number of stockholders is greater than the number of holders of record.

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

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended March 31, 2021 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the fiscal year ended March 31, 2021.

Purchases of Equity Securities

No repurchases of our common stock were made during the fiscal year ended March 31, 2021.

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

On November 1, 2018, the Company increased its authorized shares to 2,980,000,000 shares of Common Stock with $0.001 per share and 20,000,000 shares of Preferred Stock having a par value of $0.001 per share.

We qualify as a “shell company” under Rule 12b-2 promulgated by the U.S. Securities and Exchange Commission (the “SEC”) under the Exchange Act because we currently have no or nominal assets (other than cash) and no or nominal operations.

We incurred a net loss of $81,193 for the year ended March 31, 2021. As of March 31, 2021, we had an accumulated deficit of $291,331. Losses have principally occurred as a result of the lack of a source of recurring revenues and the resources required to maintain our status as a US public company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Results of Operations

Comparison of The Years Ended March 31, 2021 and 2020

Revenues

We have generated $nil in revenue during the years ended March 31, 2021 and 2020.

Operating Expenses

During the year ended March 31, 2021 we incurred $81,193 general and administrative expenses compared to $113,495 during the year ended March 31, 2020. The general and administrative expenses primarily consisted of professional fees and value management and maintenance fee. The decrease in general and administrative expenses was due to a decrease in market value management and maintenance fee. Value management services were to build up company reputation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. During the year ended March 31, 2021, we only received and paid for this service for half a year.

Net Income

Our net loss for year ended March 31, 2021 was $81,193 compared to a net loss of $113,495 for the year ended March 31, 2020.

Liquidity and Capital Resources

Working capital	March 31, 2021	March 31, 2020
Total current assets	$832	$-
Total current liabilities	259,113	177,088
Working capital surplus/(deficit)	$(258,281)	$(177,088)

As of March 31, 2021, we had cash and cash equivalents of $nil. To date, we have financed our operations primarily through contributions by owners and borrowings from related parties.

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

	Years Ended March 31,
	2021	2020
Net cash provided by (used in) operating activities	$(195,382)	$-
Net cash provided by (used in) investing activities	-	-
Net cash provided by financing activities	195,382	-
Net increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents at the beginning of year	-	-
Cash and cash equivalents at the end of year	$-	$-

Operating Activities

For the year ended March 31, 2021, net cash used in operating activities was $195,382 comprising of a net loss of $81,193, an increase in prepaid expenses of $832 and a decrease in accounts payable and accrued expenses of $113,357. For the year ended March 31, 2020, net cash used in operating activities was $nil consisting of a net loss of $113,495, a decrease in prepaid expenses of $2,497 and an increase in accounts payable and accrued expenses of $110,998.

Investing Activities

Net cash used in or provided by investing activities for the year ended March 31, 2021 and 2020 was $nil.

Financing Activities

Net cash provided by financing activities for the year ended March 31, 2021 was $195,382 which solely consisted of an increase in loans from related parties. Net cash provided by financing activities for the year ended March 31, 2020 was nil.

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

Except for the accounting policies for revenue recognition that were updated as a result of adopting ASC 606, there have been no material changes to the critical accounting policies previously disclosed in our audited financial statements for the year ended March 31, 2021.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Bylog Group Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bylog Group Corp. (the Company) as of March 31, 2021 and 2020, and the consolidated related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had incurred substantial losses during the year and negative working capital, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters are described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The Critical Audit Matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

/s/ JLKZ CPA LLP

We have served as the Company’s auditor since 2021.

JLKZ CPA LLP.

Flushing, New York

July 7, 2021

ITEM 1.	FINANCIAL STATEMENTS.

BYLOG GROUP CORP.

BALANCE SHEETS

	MARCH 31, 2021	MARCH 31, 2020
ASSETS
Current Assets
Cash	$-	$-
Prepayment	832	-
Total current assets	832	-

Total Assets	$832	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities

Loan from related parties	$241,043	$45,661
Accrued expenses	18,070	131,427
Total current liabilities	259,113	177,088

Total Liabilities	259,113	177,088

Commitment and Contingency	-	-

Stockholders’ Equity/(Deficit)
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 2,980,000,000 authorized; 11,405,000 shares issued and outstanding as of March 31, 2021 and 2020	11,405	11,405
Additional Paid-In-Capital	21,645	21,645
Accumulated Deficit	(291,331)	(210,138)
Total Stockholders’ Deficit	(258,281)	(177,088)

Total Liabilities and Stockholders’ Deficit	$832	$-

BYLOG GROUP CORP.

STATEMENTS OF OPERATIONS

	FOR THE YEAR ENDED MARCH 31, 2021	FOR THE YEAR ENDED MARCH 31, 2020
Revenue	$-	$-
Operating expenses
General and administrative expenses	81,193	113,495
Loss before provision for income taxes	(81,193)	(113,495)

Provision for income taxes	-	-

Net loss	$(81,193)	$(113,495)

Loss per common share:
Basic and Diluted	$(0.01)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	11,405,000	11,405,000

F-4

BYLOG GROUP CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

			Additional
	Number	Common	Paid in	Accumulated
	of shares	Stock	Capital	Deficit	Total
Balance, March 31, 2019	11,405,000	11,405	21,645	(96,643)	(63,593)
Net loss	-	-	-	(113,495)	(113,495)
Balance, March 31, 2020	11,405,000	11,405	21,645	(210,138)	(177,088)
Net loss	-	-	-	(81,193)	(81,193)
Balance, March 31, 2021	11,405,000	11,405	21,645	(291,331)	(258,281)

BYLOG GROUP CORP.

STATEMENTS OF CASH FLOWS

	FOR THE YEAR ENDED MARCH 31, 2021	FOR THE YEAR ENDED MARCH 31, 2020
Cash flows from Operating Activities
Net loss	$(81,193)	$(113,495)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	-	-
Change in operating assets and liabilities:
Prepaid expenses	(832)	2,497
Accounts payable and accrued expenses	(113,357)	110,998
Net cash used in operating activities	(195,382)	-

Cash flows from Investing Activities
Purchase of fixed assets	-	-
Net cash used in investing activities	-	-

Cash flow from Financing Activities
Related party payable	195,382	-
Net cash provided by financing activities	195,382	-

Net increase (decrease) in cash and equivalents	-	-
Cash at beginning of the year	-	-
Cash at end of the year	$-	$-
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

BYLOG GROUP CORP.

NOTES TO THE FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of March 31, 2021, been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (August 21, 2015) to March 31, 2021 of $291,331. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At March 31, 2021 the Company’s bank deposits did not exceed the insured amounts.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company did not incur advertising expense during the year ended March 31, 2021.

Stock-Based Compensation

As of March 31, 2021, the Company has not issued any stock-based payments to its employees.

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

New Accounting Pronouncements

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases. The amendments in ASU 2018-10 provide additional clarification and implementation guidance on certain aspects of the previously issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) and have the same effective and transition requirements as ASU 2016-02. Upon the effective date, ASU 2018-10 will supersede the current lease guidance in ASC Topic 840, Leases. Under the new guidance, lessees will be required to recognize for all leases, lease with the exception of short-term leases, a lease liability, which is a lessee’s obligation to make payments arising from a lease, measured on a discounted basis. Concurrently, lessees will be required to recognize a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2018-10 is effective for private companies and emerging growth public companies for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The guidance is required to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements. During the year ended March 31, 2021, the Company assessed the impact this guidance had on its financial statements and concluded that at present ASU No. 2018-10 has no impact on its financial statements due to not having any commitment to stay in our property longer than a year.

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

For the year ended March 31, 2021, no revenue was earned.

NOTE 4 – STOCKHOLDERS EQUITY

The Company is authorized to issue 2,980,000,000 shares of common stock, par value $0.001 and 20,000,000 shares of preferred stock, par value $0.001.

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

As of March 31, 2021, the amount outstanding was $241,043. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 - INCOME TAXES

As of March 31, 2021, the Company had net operating loss carry forwards of $291,331 that may be available to reduce future years’ taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% for the period ended as follows:

	March 31, 2021	March 31, 2020

Tax benefit (expenses) at U.S. statutory rate	$17,051	$23,834
Change in valuation allowance	(17,051)	(23,834)
Tax benefit (expenses), net	$-	$-

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	March 31, 2021	March 31, 2020

Net operating loss	$61,180	$44,129
Valuation allowance	(61,180)	(44,129)
Deferred tax assets, net	$-	$-

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

March 31, 2021

Balance-Beginning	$44,129
Increase/(Decrease) in Valuation allowance	17,051
Balance-Ending	$61,180

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

On December 22, 2017, the Securities and Exchange Commission published Staff Accounting Bulletin No. 118 (“SAB 118”), which addressed the application of GAAP in situations where the Company does not have the necessary information (including computations) available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. The deferred tax expense to be recorded in connection with the remeasurement of deferred tax assets is to be a provisional amount and a reasonable estimate at March 31, 2021, based upon the best information currently available. The ultimate result may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in the interpretations and assumptions that the Company has made, additional regulatory guidance that may be issued, and actions that the Company may take as a result of the 2017 Tax Act. Any subsequent adjustment to these amounts will be recorded in current tax expense in the quarter of 2021 when the analysis is complete.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated all transactions March 31, 2021 through the date these financial statements were available to be issued, and has determined that there are no events that would require disclosure in or adjustment to these financial statements except for the events listed below.

On April 30, 2021, the board of directors (the “Board”) the Company appointed Mr. Wah Leung as the Chairman of the Board, Chief Executive Officer, Chief Financial officer, President, Treasurer and Secretary of the Company. The Company and Mr. Leung have not entered into any arrangement regarding the payment of compensation for acting as an officer of the Company.

Certain biographical and related information regarding Mr. Leung has been disclosed in our current report on Form 8-K filed on April 13, 2021.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2021. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our assessment, our Chief Executive Officer and Chief Financial Officer determined that, as of March 31, 2021, our internal control over financial reporting was effective.

Changes in internal control over financial reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the fourth quarter of our fiscal year ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of our current executive officer and director.

NAME	AGE	POSITION
Wah Leung	56	Chairman, Chief Executive Officer, President and Chief Financial Officer

Wah Leung, age 56, currently serves as an independent non-executive director at Global Token Limited, which is an investment holding company principally engaged in the trading businesses and a Hong Kong Stock Exchange listed company with stock code 8192 from January 12, 2010 to present. He also serves as the Managing Director at Strategic Planning Consultants Limited since January 2004. Prior to that, he worked as a sole proprietor and a certified public accountant at Leung Wah & Co, a Hong Kong certified public accountant firm from January 2005 to December 2018. Mr. Leung worked as an independent non-executive director at TC Orient Lighting Holdings Limited, a Hong Kong Stock Exchange listed company with stock code 0515 from September 1, 2014 to June 5, 2015. He also worked as an independent non-executive director at Seamless Green China (Holdings) Limited, a Hong Kong Stock Exchange listed company with stock code 8150 from May 6, 2013 to May 28, 2014. Mr. Leung obtained his Bachelor of Science degree with a major in Mathematics from the University of Hong Kong in 1987. He also attended Hong Kong Baptist University from September 1982 to May 1984.

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

Code of Ethics and Business Conduct

During the fiscal year ended March 31, 2021, we did not have a code of ethics that applied to our executive officers, including our principal executive, financial and accounting officers. We did not believe the adoption of a code of ethics at that time would provide any meaningful additional protection to us because we had no employees, had only one executive officer and director, and we did not conduct any active business operations.

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

No salaries or other compensation were paid in cash, or otherwise, to any officers or directors for services performed during the fiscal years ended March 31, 2021 and 2020. We did not have employment agreements with our officers for the fiscal year ended March 31, 2021. For the fiscal year ended March 31, 2021, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There was no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of July 12, 2021 (i) by each person who is known by us to beneficially own more than 5% of our common stock and (ii) by our sole officer and director. The address of our sole officer and director set forth below is in care of the Company, 84/1 Bilang, Hutan #402, Dalian City, Liaoning Province, 116013, China.

Executive Officers and Directors	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Wah Leung	Common Stock	100,000	0.88%
5% Beneficial Owners:
Dehang Zhou(3)	Common Stock	4,850,000	42.53%
Lai Kin To Joseph(4)	Common Stock	1,180,988	10.36%
Lee Lai Wong(5)	Common Stock	875,000	7.67%
Lao Tak Yi(6)	Common Stock	725,000	6.36%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.
(2)	A total of 11,405,000 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of July 12, 2021. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.
(3)	The registered address of Dehang Zhou is Room 508, Unit 3, Building 108, Red Star Sea Phase 3, Dalian Development Zone, Dalian, Liaoning, China.
(4)	The registered address of Lai Kin To Joseph is Flat 7, 8/F., Block D, On Fai House, Yue Fai Court, 45 Yue Kwong Road, Aberdeen, Hong Kong, China.
(5)	The registered address of Lee Lai Wong is Flat F, Tower 1, Victoria Towers 188 Canton Road Tsim Sha Tsui, Kowloon, Hong Kong, China.
(6)	The registered address of Lao Tak Yi is Flat C, 12-F, Block 1, Lido Garden Castle Peak Road Sham Tseng Section, NT, Hong Kong, China.

Changes in Control

None.

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

Independent Auditors’ Fees

The following table represents fees billed for each of the last two fiscal years for professional audit services rendered by our independent registered public accounting firm:

	2021	2020

Audit fees(1)	$12,000	$12,000
Audit-related fees		-
Tax fees		-
All other fees		-
Total	$12,000	$12,000

(1)	“Audit Fees” consisted of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by our auditors for our financial statements as of and for the year ended March 31, 2021.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) List of Documents Filed as a Part of This Report:

The financial statements are set forth under Item 8 of this annual report on Form 10-K.

(1) Index to Financial Statements:

Report of Independent Registered Public Accounting Firm

Balance Sheets as of March 31, 2021 and 2020

Statements of Operations for the years ended March 31, 2021 and 2020

Statements of Changes in Stockholders’ Deficit for the years ended March 31, 2021 and 2020

Statements of Cash Flows for the years ended March 31, 2021 and 2020

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

Date: July 12, 2021

BYLOG GROUP CORP.

By:	/s/ Wah Leung
Wah Leung
Chief Executive Officer and Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wah Leung	Chairman, President, Chief Executive Officer and Chief Financial Officer	July 12, 2021
Wah Leung	(Principal Executive Officer and Principal Financing and Accounting Officer)

