Form 10-Q
period 2021-06-30
BYLOG GROUP CORP.
filed 2021-08-23
CIK 1668082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 17, 2021 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	11,405,000

BYLOG GROUP CORP.

PART I

FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

BYLOG GROUP CORP.

CONDENSED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020

BYLOG GROUP CORP.

BALANCE SHEETS

(UNAUDITED)

	JUNE 30, 2021	MARCH 31, 2021
ASSETS
Current Assets
Cash	$-	$-
Prepayment	-	832
Total current assets	-	832

Fixed Assets, net	-	-
Total Assets	$-	$832

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities

Loan from related parties	$267,220	$241,043
Accrued expenses	20,614	18,070
Total current liabilities	287,834	259,113

Total Liabilities	287,834	259,113

Commitment and Contingency

Stockholders’ Deficit
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 2,980,000,000 authorized; 11,405,000 shares issued and outstanding as of June 30, 2021 and March 31, 2021, respectively	11,405	11,405
Additional Paid-In-Capital	21,645	21,645
Accumulated Deficit	(320,884)	(291,331)
Total Stockholders’ Deficit	(287,834)	(258,281)

Total Liabilities and Stockholders’ Deficit	$-	$832

3

BYLOG GROUP CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THREE MONTHS ENDED JUNE 30, 2021	FOR THREE MONTHS ENDED JUNE 30, 2020
Revenue	$-	$-
Operating expenses
General and administrative expenses	29,553	7,249
Loss before provision for income taxes	(29,553)	(7,249)

Provision for income taxes	-	-

Net loss	$(29,553)	$(7,249)

Loss per common share:
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	11,405,000	11,405,000

BYLOG GROUP CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

			Additional
	Number	Common	Paid in	Accumulated
	of shares	Stock	Capital	Deficit	Total
For three months ended June 30, 2020
Balance, March 31, 2020	11,405,000	11,405	21,645	(210,138)	(177,088)
Net Loss	-	-	-	(7,249)	(7,249)
Balance, June 30, 2020	11,405,000	11,405	21,645	(217,387)	(184,337)

For three months ended June 30, 2021
Balance, March 31, 2021	11,405,000	11,405	21,645	(291,331)	(258,281)
Net Loss	-	-	-	(29,553)	(29,553)
Balance, June 30, 2021	11,405,000	11,405	21,645	(320,884)	(287,834)

BYLOG GROUP CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THREE MONTHS ENDED JUNE 30, 2021	FOR THREE MONTHS ENDED JUNE 30, 2020
Cash flows from Operating Activities
Net loss	$(29,553)	$(7,249)
Change in operating assets and liabilities:
Prepaid expenses	832	-
Accounts payable and accrued expenses	2,544	7,249
Net cash used in operating activities	(26,177)	-

Cash flows from Investing Activities
Purchase of fixed assets	-	-
Net cash used in investing activities	-	-

Cash flow from Financing Activities
Related party payable	26,177	-
Net cash provided by financing activities	26,177

Net increase (decrease) in cash and equivalents	-	-
Cash at beginning of the year	-	-
Cash at end of the year	$-	$-
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

BYLOG GROUP CORP.

NOTES TO THE FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED JUNE 30, 2021

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of June 30, 2021, been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (August 21, 2015) to June 30, 2021 of $320,884. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

These consolidated financial statements should be read in conjunction with the audited financial statements for the year ended March 31, 2021, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim consolidated financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended March 31, 2021.

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At June 30, 2021 the Company’s bank deposits did not exceed the insured amounts.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company did not incur advertising expense during the three months ended June 30, 2021.

Stock-Based Compensation

As of June 30, 2021, the Company has not issued any stock-based payments to its employees.

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

For the three months ended June 30, 2021, no revenue was earned.

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

As of June 30, 2021, the amount outstanding was $267,220. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 - INCOME TAXES

As of June 30, 2021, the Company had net operating loss carry forwards of $320,884 that may be available to reduce future years’ taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% for the period ended as follows:

	June 30, 2021	March 31, 2021

Tax benefit (expenses) at U.S. statutory rate	$6,206	$17,051
Change in valuation allowance	(6,206)	(17,051)
Tax benefit (expenses), net	$-	$-

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	June 30, 2021	March 31, 2021

Net operating loss	$67,386	$61,180
Valuation allowance	(67,386)	(61,180)
Deferred tax assets, net	$-	$-

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

June 30, 2021

Balance-Beginning	$61,180
Increase/(Decrease) in Valuation allowance	6,206
Balance-Ending	$67,386

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

On December 22, 2017, the Securities and Exchange Commission published Staff Accounting Bulletin No. 118 (“SAB 118”), which addressed the application of GAAP in situations where the Company does not have the necessary information (including computations) available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. The deferred tax expense to be recorded in connection with the remeasurement of deferred tax assets is to be a provisional amount and a reasonable estimate at June 30, 2021, based upon the best information currently available. The ultimate result may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in the interpretations and assumptions that the Company has made, additional regulatory guidance that may be issued, and actions that the Company may take as a result of the 2017 Tax Act. Any subsequent adjustment to these amounts will be recorded in current tax expense in the quarter of 2021 when the analysis is complete.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated all transactions June 30, 2021 through the date these financial statements were available to be issued, and has determined that there are no events that would require disclosure in or adjustment to these financial statements except for the event listed below.

The Company set up a wholly owned subsidiary called Bylog Alliance Group Limited in Hong Kong on August 2, 2021. It is a holding company.

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

We incurred a net loss of $29,553 for the three months ended June 30, 2021. As of June 30, 2021, we had an accumulated deficit of $320,884. Losses have principally occurred as a result of the lack of a source of recurring revenues and the resources required to maintain our status as a US public company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Results of Operations

Comparison of Three Months Ended June 30, 2021 and 2020

Revenues

We did not generate any revenues for the three months ended June 30, 2021 and 2020.

Operating Expenses

During the three-month period ended June 30, 2021, we have incurred $29,553 general and administrative expenses compared to $7,249 during the three-month period ended June 30, 2020. The general and administrative expenses consisted of professional fees and value management and maintenance fee. Value management services were to build up company reputation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. The increase in general and administrative expenses was mainly because we did not incurred any value management and maintenance fees during the three months ended June 30, 2020.

Net Loss

Our net loss for the three-month period ended June 30, 2021 was $29,553 compared to a net loss of $7,249 during the three-month period ended June 30, 2020.

Liquidity and Capital Resources

Working capital	June 30, 2021	March 31, 2021
Total current assets	$-	$832
Total current liabilities	287,834	259,113
Working capital surplus/(deficit)	$(287,834)	$(258,281)

As of June 30, 2021, we had cash and cash equivalents of $nil. To date, we have financed our operations primarily through contributions by owners and borrowings from related parties.

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

	Three Months Ended June 30,
	2021	2020
Net cash provided by (used in) operating activities	$(26,177)	$-
Net cash provided by (used in) investing activities	-	-
Net cash provided by financing activities	26,177	-
Net increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents at the beginning of period	-	-
Cash and cash equivalents at the end of period	$-	$-

Operating Activities

For the three months ended June 30, 2021, net cash used in operating activities was $26,177 consisting of a net loss of $29,553, a decrease in prepaid expenses $832 and an increase in accounts payable and accrued expenses of $2,544. For the three months ended June 30, 2020, net cash used in operating activities was $nil consisting of a net loss of $7,249 and an increase in accrued expenses of $7,249.

Investing Activities

Net cash used in or provided by investing activities for the three-month period ended June 30, 2021 and 2020 was $nil.

Financing Activities

Net cash provided by financing activities for the three-month period ended June 30, 2021 was $26,177, which solely consisted of an increase in loans from related parties, compared to $nil for the three-month period ended June 30, 2020.

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

Except for the accounting policies for revenue recognition that were updated as a result of adopting ASC 606, there have been no material changes to the critical accounting policies previously disclosed in our audited financial statements for the year ended March 31, 2021 included in the Annual Report on Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 30, 2021 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS.

As a smaller reporting company, the Company is not required to provide this information.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no sales of unregistered securities of the Company during the quarter ended June 30, 2021.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on November 19, 2018)
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed on November 19, 2018)
31.1*	Certifications of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* File herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 23, 2021

BYLOG GROUP CORP.

By:	/s/ Wah Leung
Wah Leung
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on November 19, 2018)
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed on November 19, 2018)
31.1*	Certifications of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* File herewith.

