Form 10-Q
period 2021-09-30
BYLOG GROUP CORP.
filed 2021-11-22
CIK 1668082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 15, 2021 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	11,405,000

BYLOG GROUP CORP.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BYLOG GROUP CORP.

CONSOLIDATED BALANCE SHEETS

As of September 30, 2021 and March 31, 2021

(UNAUDITED)

	September 30, 2021	March 31, 2021
ASSETS
Current Assets
Cash	$-	$-
Prepayment	-	832
Total current assets	-	832

Fixed Assets, net	-	-
Total Assets	$-	$832

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities

Loan from related parties	$305,651	$241,043
Accrued expenses	10,220	18,070
Total current liabilities	315,871	259,113

Total Liabilities	315,871	259,113

Commitment and Contingency

Stockholders’ Deficit
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 2,980,000,000 authorized; 11,405,000 shares issued and outstanding as of September 30, 2021 and March 31, 2021 respectively	11,405	11,405
Additional Paid-In-Capital	21,645	21,645
Accumulated Deficit	(348,921)	(291,331)
Total Stockholders’ Deficit	(315,871)	(258,281)

Total Liabilities and Stockholders’ Deficit	$-	$832

BYLOG GROUP CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

As for the three months and six months ended September 30, 2021 and 2020

(UNAUDITED)

	Three months ended September 30, 2021	Three months ended September 30, 2020	Six months ended September 30, 2021	Six months ended September 30, 2020
Revenue	$-	$-	$-	$-
Operating expenses
General and administrative expenses	28,037	13,972	57,590	21,221
Income (Loss) before provision for income taxes	(28,037)	(13,972)	(57,590)	(21,221)

Provision for income taxes	-	-	-	-

Net income (loss)	(28,037)	(13,972)	(57,590)	(21,221)

Loss per common share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	11,405,000	11,405,000	11,405,000	11,405,000

BYLOG GROUP CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

As for the three months and six months ended September 30, 2021 and 2020

(UNAUDITED)

			Additional
	Number	Common	Paid in	Accumulated
	of shares	Stock	Capital	Deficit	Total
Three months ended September 30, 2020
Balance, June 30, 2020	11,405,000	11,405	21,645	(217,387)	(184,337)
Net Loss	-	-	-	(13,972)	(13,972)
Balance September 30, 2020	11,405,000	11,405	21,645	(231,359)	(198,309)

Six months ended September 30, 2020
Balance, March 31,2020	11,405,000	11,405	21,645	(210,138)	(177,088)
Net Loss	-	-	-	(21,221)	(21,221)
Balance September 30, 2020	11,405,000	11,405	21,645	(231,359)	(198,309)

			Additional
	Number	Common	Paid in	Accumulated
	of shares	Stock	Capital	Deficit	Total
Three months ended September 30, 2021
Balance, June 30, 2021	11,405,000	11,405	21,645	(320,884)	(281,804)
Net Loss	-	-	-	(28,037)	(34,067)
Balance September 30, 2021	11,405,000	11,405	21,645	(348,921)	(315,871)

Six months ended September 30, 2021
Balance, March 31,2021	11,405,000	11,405	21,645	(291,331)	(258,281)
Net Loss	-	-	-	(57,590)	(57,590)
Balance September 30, 2021	11,405,000	11,405	21,645	(348,921)	(315,871)

BYLOG GROUP CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

As for the six months ended September 30, 2021 and 2020

(UNAUDITED)

	FOR SIX MONTHS ENDED SEPTEMBER 30, 2021	FOR SIX MONTHS ENDED SEPTEMBER 30, 2020
Cash flows from Operating Activities
Net loss	$(57,590)	$(21,221)
Change in operating assets and liabilities:
Prepaid expenses	833	-
Accounts payable and accrued expenses	(7,850)	21,221
Net cash used in operating activities	(64,607)	-

Cash flows from Investing Activities
Purchase of fixed assets	-	-
Net cash used in investing activities	-	-

Cash flow from Financing Activities
Related party payable	64,607	-
Net cash provided by financing activities	64,607	-

Net increase (decrease) in cash and equivalents	-	-
Cash at beginning of the year	-	-
Cash at end of the year	$-	$-
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

BYLOG GROUP CORP.

NOTES TO THE FINANCIAL STATEMENTS

AS OF AND FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2021

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

Bylog Alliance Group Limited was incorporated on August 2, 2021 in Hong Kong with limited liabilities. It is a wholly owned subsidiary of the Company. Its main business includes but not limited to forming alliances with associated corporations to operate integrated online, office and integrated life department merchandise, advertising and marketing business. To date, Bylog Allicance Group Limited has not earned any income.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of September 30, 2021, been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (August 21, 2015) to September 30, 2021 of $348,921. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Interim Financial Information

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of the Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

These consolidated financial statements should be read in conjunction with the audited statements for the year ended March 31, 2021, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim consolidated financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended March 31, 2021.

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Business Combinations

Business combinations are recorded using the acquisition method of accounting. The purchase price of the acquisition is allocated to the tangible assets, liabilities, identifiable intangible assets acquired and non-controlling interest, if any, based on their estimated fair values as of the acquisition date. The excess of the purchase price over those fair values is recorded as goodwill. Acquisition-related expenses and restructuring costs are expensed as incurred.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At September 30, 2021 the Company’s bank deposits did not exceed the insured amounts.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company did not incur advertising expense during the six months ended September 30, 2021.

Stock-Based Compensation

As of September 30, 2021, the Company has not issued any stock-based payments to its employees.

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

Foreign Currency Translation

The accompanying financial statements are presented in United States dollars. The functional currencies of the Company are in Hong Kong Dollar (HKD). The Company’s assets and liabilities are translated into United States dollars from HKD at year-end exchange rates, and its revenues and expenses are translated at the average exchange rate during the year. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

September 30, 2021
Year end HKD: US$ exchange rate	7.78644
Annual average HKD: US$ exchange rate	7.77260

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

For the six months ended September 30, 2021, no revenue was earned.

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

Name of Related Party	Relationship
Dehang Zhou	Shareholder of the Company
Wah Leung	Director of the Company

The related parties outstanding balances are as follows:

	September 30, 2021	March 31, 2021
Dehang Zhou	305,398	241,043
Wah Leung	253	-
	305,651	241,043

The related parties advances and repayments are as follows:

	For the Six Months ended September 30, 2021		For the Six Months ended September 30, 2020
	Advances	Repayment	Advances	Repayment
Dehang Zhou	64,355	-	-	-
Wah Leung	253	-	-	-

The advances and balances above are without maturity, due on demand, and non-interest bearing.

NOTE 6 - INCOME TAXES

As of September 30, 2021, the Company had net operating loss carry forwards of $348,921 that may be available to reduce future years’ taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21%.

The Company’s subsidiary formed in Hong Kong is subject to the profits tax rate at 16.5% for income generated and operation in the special administrative region. No Hong Kong profit tax has been provided as the Group has not had assessable profit that was earned in or derived from Hong Kong during the years presented.

Income tax expense (benefits)

	September 30, 2021	March 31, 2021

Tax benefit (expenses) at U.S. statutory rate	$12,041	$17,051
Tax benefit (expenses) at HK statutory rate	42	-
Change in valuation allowance	(12,083)	(17,051)
Tax benefit (expenses), net	$-	$-

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	September 30, 2021	March 31, 2021

Net operating loss	$73,263	$61,180
Valuation allowance	(73,263)	(61,180)
Deferred tax assets, net	$-	$-

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

September 30, 2021

Balance-Beginning	$61,180
Increase/(Decrease) in Valuation allowance	12,083
Balance-Ending	$73,263

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

On December 22, 2017, the Securities and Exchange Commission published Staff Accounting Bulletin No. 118 (“SAB 118”), which addressed the application of GAAP in situations where the Company does not have the necessary information (including computations) available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. The deferred tax expense to be recorded in connection with the remeasurement of deferred tax assets is to be a provisional amount and a reasonable estimate at September 30, 2021, based upon the best information currently available. The ultimate result may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in the interpretations and assumptions that the Company has made, additional regulatory guidance that may be issued, and actions that the Company may take as a result of the 2017 Tax Act. Any subsequent adjustment to these amounts will be recorded in current tax expense in the quarter of 2021 when the analysis is complete.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated all transactions September 30, 2021 through the date these financial statements were available to be issued, and has determined that there are no events that would require disclosure in or adjustment to these financial statements.

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

Bylog Alliance Group Limited was incorporated on August 2, 2021 in Hong Kong with limited liabilities. It is a wholly owned subsidiary of the Company. Its main business includes but not limited to forming alliances with associated corporations to operate integrated online, office and integrated life department merchandise, advertising and marketing business. To date, Bylog Allicance Group Limited has not earned any income.

We incurred a net loss of $57,590 for the six months ended September 30, 2021. As of September 30, 2021, we had an accumulated deficit of $348,921. Losses have principally occurred as a result of the lack of a source of recurring revenues and the resources required to maintain our status as a US public company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Results of Operations

Comparison of Three Months Ended September 30, 2021 and 2020

Revenues

We did not generate any revenues for the three months ended September 30, 2021 and 2020.

Operating Expenses

During the three months ended September 30, 2021, we have incurred $28,037 general and administrative expenses compared to $13,972 during the three months ended September 30, 2020. The general and administrative expenses mainly consisted of professional fees and value management and maintenance fee. Value management services were to build up company reputation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. The increase in general and administrative expenses was mainly because we did not incurred any value management and maintenance fees during the three months ended September 30, 2020.

Net Income

Our net loss for the three months ended September 30, 2021 was $28,037 compared to a net loss of $13,972 during the three months ended September 30, 2020.

Comparison of Six Months Ended September 30, 2021 and 2020

Revenues

We did not generate any revenues for the six months ended September 30, 2021 and 2020.

Operating Expenses

During the six months ended September 30, 2021, we have incurred $57,590 general and administrative expenses compared to $21,221 during the six months ended September 30, 2020. The general and administrative expenses mainly consisted of professional fees and value management and maintenance fee. Value management services were to build up company reputation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. The increase in general and administrative expenses was mainly because we did not incurred any value management and maintenance fees during the six months ended September 30, 2020.

Net Income

Our net loss for the six months ended September 30, 2021 was $57,590 compared to a net loss of $21,221 for the six months ended September 30, 2020.

Liquidity and Capital Resources

Working capital	September 30, 2021	March 31, 2021
Total current assets	$-	$832
Total current liabilities	315,871	259,113
Working capital surplus/(deficit)	$(315,871)	$(258,281)

Total deficit for the six-month period ended September 30, 2020 and the year ended March 31, 2020 was $315,871 and $258,281, respectively. To date, we have financed our operations primarily from either advancements or the issuance of equity and debt instruments from related parties.

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

	Six Months Ended September 30,
	2021	2020
Net cash provided by (used in) operating activities	$(64,607)	$-
Net cash provided by (used in) investing activities	-	-
Net cash provided by financing activities	64,607	-
Net increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents at the beginning of period	-	-
Cash and cash equivalents at the end of period	$-	$-

Operating Activities

For the six months ended September, 30, 2021, net cash used in operating activities was $64,607 consisting of a net loss of $57,590, a decrease of prepaid expenses of $833 and a decrease in accounts payable and accrued expenses of $7,850. For the six months ended September 30, 2020, net cash used in operating activities was $nil consisting of a net loss of $21,221 and an increase in accrued expenses of $21,221.

Investing Activities

Net cash used in or provided by investing activities for the six months ended September 30, 2021 and 2020 was $nil.

Financing Activities

Net cash provided by financing activities for the six months ended September 30, 2021, consisting solely of an increase in related party payable, compared to $nil for the six months ended September 30, 2020.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of September 30, 2021 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS.

As a smaller reporting company, the Company is not required to provide this information.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no sales of unregistered securities of the Company during the quarter ended September 30, 2021.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on November 19, 2018)
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed on November 19, 2018)
31.1*	Certifications of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* File herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 22, 2021

BYLOG GROUP CORP.

By:	/s/ Wah Leung
Wah Leung
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on November 19, 2018)
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed on November 19, 2018)
31.1*	Certifications of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* File herewith.