Form 10-Q
period 2021-12-31
BYLOG GROUP CORP.
filed 2022-02-22
CIK 1668082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-211808

BYLOG GROUP CORP.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	37-1791003
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Room 2305A, World Wide House 19 Des Voeux Rd Central, Central, Hong Kong	N/A
(Address of principal executive offices)	(Zip Code)

+852 92895975

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares outstanding of each of the issuer’s classes of common stock, as of February 18, 2022 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	11,405,000

BYLOG GROUP CORP.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

BYLOG GROUP CORP.

CONDENSED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2021 AND 2020

BYLOG GROUP CORP.

BALANCE SHEETS

(UNAUDITED)

	DECEMBER 31, 2021		MARCH 31, 2021
ASSETS
Current Assets
Cash	$		$-
Prepayment		-	832
Total current assets		-	832

Fixed Assets, net			-
Total Assets		$-	$832

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities

Loan from related parties		$321,961	$241,043
Accrued expenses		21,841	18,070
Total current liabilities		343,802	259,113

Total Liabilities		343,802	259,113

Commitment and Contingency

Stockholders’ Deficit
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding		-	-
Common stock, $0.001 par value, 2,980,000,000 shares authorized; 11,405,000 shares issued and outstanding as of December 31, 2021 and March 31, 2021		11,405	11,405
Additional Paid-In-Capital		21,645	21,645
Accumulated Deficit		(376,852)	(291,331)
Total Stockholders’ Deficit		(343,802)	(258,281)

Total Liabilities and Stockholders’ Deficit		$-	$832

BYLOG GROUP CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended December 31, 2021	Three months ended December 31, 2020	Nine months ended December 31, 2021	Nine months ended December 31, 2020
Revenue	$-	$-	$-	$-
Operating expenses
General and administrative expenses	27,931	25,353	85,521	46,574
Income (Loss) before provision for income taxes	(27,931)	(25,353)	(85,521)	(46,574)

Provision for income taxes

Net income (loss)	(27,931)	(25,353)	(85,521)	(46,574)

Loss per common share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	11,405,000	11,405,000	11,405,000	11,405,000

BYLOG GROUP CORP.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

			Additional
	Number	Common	Paid in	Accumulated
	of shares	Stock	Capital	Deficit	Total
Three months ended December 31, 2020
Balance September 30, 2020	11,405,000	11,405	21,645	(231,359)	(198,309)
Net Loss	-	-	-	(25,353)	(25,353)
Balance December 31, 2020	11,405,000	11,405	21,645	(256,712)	(223,662)
Nine months ended December 31, 2020
Balance, March 31, 2020	11,405,000	11,405	21,645	(210,138)	(177,088)
Net Loss	-	-	-	(46,574)	(46,574)
Balance December 31, 2020	11,405,000	11,405	21,645	(256,712)	(223,662)

			Additional
	Number	Common	Paid in	Accumulated
	of shares	Stock	Capital	Deficit	Total
Three months ended December 31, 2021
Balance September 30, 2021	11,405,000	11,405	21,645	(348,921)	(315,871)
Net Loss	-	-	-	(27,931)	(27,931)
Balance December 31, 2021	11,405,000	11,405	21,645	(376,852)	(343,802)
Nine months ended December 31, 2021
Balance, March 31, 2021	11,405,000	11,405	21,645	(291,331)	(258,281)
Net Loss	-	-	-	(85,521)	(85,521)
Balance December 31, 2021	11,405,000	11,405	21,645	(376,852)	(343,802)

BYLOG GROUP CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR NINE MONTHS ENDED DECEMBER 31, 2021	FOR NINE MONTHS ENDED DECEMBER 31, 2020
Cash flows from Operating Activities
Net loss	$(85,521)	$(46,574)
Change in operating assets and liabilities:
Prepaid expenses	832
Accounts payable and accrued expenses	3,771	(42,974)
Net cash used in operating activities	(80,918)	(89,548)

Cash flows from Investing Activities
Purchase of fixed assets	-	-
Net cash used in investing activities	-	-

Cash flow from Financing Activities
Loans from related party	80,918	89,548
Net cash provided by financing activities	80,918	89,548

Net increase (decrease) in cash and equivalents	-	-
Cash at beginning of the year	-	-
Cash at end of the year	$-	$-
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

BYLOG GROUP CORP.

NOTES TO THE FINANCIAL STATEMENTS

AS OF AND FOR THE NINE MONTHS ENDED DECEMBER 31, 2021

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of December 31, 2021, been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (August 21, 2015) to December 31, 2021 of $376,852. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The balance sheet at March 31, 2021 has been derived from the audited financial statements at the date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and nine months ended December 31, 2021 are not necessarily indicative of the results that may be expected for the year ended March 31, 2022 For further information, refer to the financial statements and footnotes thereto in the Company’s annual report on Form 10-K for the year ended March 31, 2021.

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

These consolidated financial statements should be read in conjunction with the audited financial statements for the year ended March 31, 2021, as not all disclosures required by general accepted accounting principles for annual financial statements are presented. The interim consolidated financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended March 31, 2021.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At December 31, 2021 the Company’s bank deposits did not exceed the insured amounts.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company did not incur advertising expense during the nine months ended December 31, 2021.

Stock-Based Compensation

As of December 31, 2021, the Company has not issued any stock-based payments to its employees.

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

12312021
Year end HKD: US$ exchange rate	7.79713
Annual average HKD: US$ exchange rate	7.78699

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

NOTE 4 – STOCKHOLDERS EQUITY

The Company has 2,980,000,000 shares of common stock authorized with a par value of $0.001 per share.

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

Name of Related Party	Relationship
Dehang Zhou	Shareholder of the Company
Wah Leung	Director of the Company

The related parties outstanding balances are as follows:

	December 31, 2021	March 31, 2021
Dehang Zhou	$321,708	$241,043
Wah Leung	253	-
	$321,961	$241,043

The related parties advances and repayments are as follows:

	For the Nine Months ended December 31, 2021		For the Nine Months ended December 31, 2020
	Advances	Repayment	Advances	Repayment
Dehang Zhou	$80,665	$-	$89,548	$-
Wah Leung	253	-	-	-

The advances and balances above are without maturity date, due on demand, and non-interest bearing.

NOTE 6 - INCOME TAXES

As of December 31, 2021, the Company had net operating loss carry forwards of $376,852 that may be available to reduce future years’ taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

Income tax expense (benefits)

	December 31, 2021	March 31, 2021

Tax benefit (expenses) at U.S. statutory rate	$17,906	$17,051
Tax benefit (expenses) at HK statutory rate	42	-
Change in valuation allowance	(17,948)	(17,051)
Tax benefit (expenses), net	$-	$-

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	December 31, 2021	March 31, 2021

Net operating loss	$79,128	$61,180
Valuation allowance	(79,128)	(61,180)
Deferred tax assets, net	$-	$-

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

December 31, 2021

Balance-Beginning	$61,180
Increase/(Decrease) in Valuation allowance	17,948
Balance-Ending	$79,128

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

On December 22, 2017, the Securities and Exchange Commission published Staff Accounting Bulletin No. 118 (“SAB 118”), which addressed the application of GAAP in situations where the Company does not have the necessary information (including computations) available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. The deferred tax expense to be recorded in connection with the remeasurement of deferred tax assets is to be a provisional amount and a reasonable estimate at December 31, 2021, based upon the best information currently available. The ultimate result may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in the interpretations and assumptions that the Company has made, additional regulatory guidance that may be issued, and actions that the Company may take as a result of the 2017 Tax Act. Any subsequent adjustment to these amounts will be recorded in current tax expense in the quarter of 2021 when the analysis is complete.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated all transactions December 31, 2021 through the date these financial statements were available to be issued, and has determined that there are no events that would require disclosure in or adjustment to these financial statements.

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

Bylog Alliance Group Limited was incorporated on August 2, 2021 in Hong Kong with limited liabilities. It is a wholly owned subsidiary of the Company. Its main business includes but not limited to forming alliances with associated corporations to operate integrated online, office and integrated life department merchandise, advertising and marketing business. To date, Bylog Alliance Group Limited has not earned any income.

We incurred a net loss of $85,521 for the nine months ended December 31, 2021. As of December 31, 2021, we had an accumulated deficit of $376,852. Losses have principally occurred as a result of the lack of a source of recurring revenues and the resources required to maintain our status as a US public company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Results of Operations

Comparison of Three Months Ended December 31, 2021 and 2020

Revenues

We have generated both $nil in revenue during the three months ended December 31, 2021 and 2020.

Operating Expenses

During the three months ended December 31, 2021, we have incurred $27,931 general and administrative expenses compared to $25,353 during the nine months ended December 31, 2020. The increase in general and administrative expenses was mainly due to an increase in professional fees.

Net Income

Our net loss for the three months ended December 31, 2021 was $27,931 compared to a net loss of $25,353 for the three months ended December 31, 2020.

Comparison of Nine Months Ended December 31, 2021 and 2020

Revenues

We have generated $nil in revenue during the nine months ended December 31, 2021 and 2020.

Operating Expenses

During the nine months ended December 31, 2021, we have incurred $85,521 in general and administrative expenses compared to $46,574 during the nine months ended December 2020. The general and administrative expenses primarily consist of professional fees and value management fee. The increase in general and administrative expenses was due to an increase in market value management and maintenance fee. Value management services were to build up company reputation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

Net Income

Our net loss for the nine months ended December 31, 2021 was $85,521 compared to a net loss of $46,574 for the nine months ended December 31, 2020.

Liquidity and Capital Resources

Working capital	December 31, 2021	March 31, 2021
Total current assets	$-	$832
Total current liabilities	343,802	259,113
Working capital surplus/(deficit)	$(343,802)	$(258,281)

Total deficit for the nine-month period ended December 31, 2021 and the year ended March 31, 2021 was $376,852 and $291,331, respectively. To date, we have financed our operations primarily from either advancements or the issuance of equity and debt instruments from related parties.

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

	Nine Months Ended December 31,
	2021	2020
Net cash provided by (used in) operating activities	$(80,918)	$(89,548)
Net cash provided by (used in) investing activities	-	-
Net cash provided by financing activities	80,918	89,548
Net increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents at the beginning of period	-	-
Cash and cash equivalents at the end of period	$-	$-

Operating Activities

Net cash used in operating activities was $80,918 for the nine months ended December 31, 2021 comprising of a new loss of $85,521, a decrease in prepaid expenses of 832and an increase in accounts payable and accrued expenses of $3,771. Net cash used in operating activities was $89,548 for the nine months ended December 31, 2020 comprising of a net loss of $46,574 and a decrease in accrued expenses of $42,974

Investing Activities

Net cash used in or provided by investing activities for the nine months ended December 31, 2021 and 2020 was $nil.

Financing Activities

Net cash provided by financing activities for the nine months ended December 31, 2021 was $80,918 comprising an increase in loans from related party of $80,918. Net cash provided by financing activities for the nine months ended December 31, 2020 was $89,548 which consisted of an increase in loans from related party of $89,548.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2021 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS.

As a smaller reporting company, the Company is not required to provide this information.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no sales of unregistered securities of the Company during the quarter ended December 31, 2021.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on November 19, 2018)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed on November 19, 2018)

31.1*	Certifications of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* File herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 22, 2022

BYLOG GROUP CORP.

By:	/s/ Wah Leung
Wah Leung
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on November 19, 2018)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed on November 19, 2018)

31.1*	Certifications of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* File herewith.

