Form 10-K/A
period 2021-03-31
BYLOG GROUP CORP.
filed 2022-03-04
CIK 1668082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer ☐
Non-Accelerated Filer	☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

BYLOG GROUP CORP.

Annual Report on Form 10-K

Year Ended March 31, 2021

EXPLANATORY NOTE

Bylog Group Corp. (the “Company” or “we”) filed its Annual Report on Form 10-K for the fiscal year ended March 31, 2021 (the “Original Annual Report”) with the Securities and Exchange Commission (the “SEC”) on July 12, 2021. The Company is filing this Amendment No. 1 (the “Amendment”) to the Original Annual Report for the purpose of (i) providing certain disclosures regarding potential legal and operational risks associated with being based in China if we consummate a combination transaction with an operating company with significant businesses in China at the onset of “Part I” in response to the SEC’s comments set forth in its letter dated February 7, 2022 and (ii) correcting the errors in the Company’s Controls and Procedures disclosure included in “Part II. Item 9A. Controls and Procedures” to indicate that as of March 31, 2021, the Company’s disclosure controls and procedures were not effective and identifying material weaknesses in internal control over financial reporting of the Company, which also caused the ineffectiveness of the Company’s disclosure controls and procedures.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Amendment also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

This Amendment does not modify, amend or update in any way the financial statements and other disclosures set forth in the Original Annual Report, and there have been no changes to the XBRL data filed in Exhibit 101 of the Original Annual Report. In addition, except as specifically described above, this Amendment does not reflect events occurring after the filing of the Original Annual Report, nor does it modify or update disclosures therein in any way other than as required to reflect the revisions described above. Among other things, forward-looking statements made in the Original Annual Report have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Annual Report, and any such forward looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with the Original Annual Report.

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

PART I

Legal and operational risks associated with being based in China if we consummate a combination transaction with an operating company with significant businesses in China

During the fiscal year ended March 31, 2021, other than seeking to consummate a combination transaction with a profitable, privately held operating business, we were not engaged in any significant business activities and had no operations or revenues. We incurred limited operating expenses necessary to maintain our status as a corporation in good standing and to conduct search for and evaluation of potential business opportunities. You are cautioned that there are significant legal and operational risks associated with being based in China if we consummate a combination transaction with an operating company with significant businesses in China (the “Business Combination”), including that changes in the legal, political and economic policies of the Chinese government, the relations between China and the United States, or Chinese or United States regulations may materially and adversely affect our business, financial condition, results of operations and the market price of our securities.

Moreover, the Chinese government may exercise significant oversight and discretion over the conduct of our business and may intervene in or influence our operations at any time, which could result in a material change in our operations and/or the value of our securities or could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

The government of China (which is also referred to as “PRC,” for the purpose of this prospectus, excluding Taiwan and the special administrative regions of Hong Kong and Macau) recently initiated a series of regulatory actions and made a number of public statements on the regulation of business operations in China, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using a variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding efforts in anti-monopoly enforcement. As a shell company with no operations in China or revenues from China, we do not believe that we are subject to these regulatory actions or statements. In addition, we currently do not intend to adopt a variable interest entity structure in connection with the Business Combination. Notwithstanding, since these statements and regulatory actions by the PRC government were newly published and detailed official guidance and related implementation rules have not been issued or taken effect, uncertainties exist as to how soon the regulatory bodies in China will finalize implementation measures, and the impacts the modified or new laws and regulations will have on our business operation upon the Business Combination, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange.

Upon the Business Combination, we could face significant regulatory, liquidity and enforcement risks associated with being based in China. The rules and regulations and the enforcement thereof in China can change quickly with little advance notice. Such uncertainties with respect to the PRC legal system, including uncertainties regarding the enforcement of laws, and sudden or unexpected changes in laws and regulations in China could adversely affect us and limit the legal protections available to you and us. The Chinese government has indicated an intent to exert more control over offerings conducted overseas and/or foreign investment in China-based issuers, which could result in a material change in our future operations in China upon the Business Combination and in the value of our securities or significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

Regulatory Permissions to Operate and Issue Securities to Foreign Investors

We are not engaged in any significant business activities and have no operations or revenues. Nor do we have any subsidiaries. In the future, if we conduct substantive business in China or form or acquire subsidiaries in China upon the Business Combination, we intend to obtain all permissions we or our subsidiaries are required to obtain from Chinese authorities to operate and issue our securities to foreign investors. Currently, we are not subject to permission requirements from the China Securities Regulatory Commission (CSRC), Cyberspace Administration of China (CAC) or any other governmental agency, and we have not been denied any approvals from any Chinese regulatory agency. We understand that if we were subject to such requirements and if we (i) do not receive or maintain such permissions or approvals, (ii) inadvertently conclude that such permissions or approvals are not required, or (iii) applicable laws, regulations, or interpretations change and we are required to obtain such permissions or approvals in the future, we may face adverse actions or sanctions by the CSRC or other PRC regulatory agencies, and these regulatory agencies may limit, or impose fines and penalties on our operations in China or take other actions that could have a material adverse effect on our business, financial condition, operating results as well as our ability to offer or continue to offer securities to investors or cause our securities to significantly decline in value or become worthless.

On December 24, 2021, the CSRC released the Administrative Provisions of the State Council Regarding Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments) (the “Administrative Provisions”), and the Measures Regarding Recordation of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments) (the “Measures”). The Administrative Provisions and Measures aim to establish a unified supervision system and promote cross-border regulatory cooperation. The Measures lay out filing procedures for domestic companies to record their initial public offerings and follow-on offerings abroad with the CSRC. Issuers are required to file follow-on offerings with the CSRC within 3 business days after the closing of such offerings.

According to the Q&A held by CSRC officials for journalists thereafter, the CSRC will adhere to the principle of non-retroactive application of law and first focus on issuers conducting initial public offerings and follow-on offerings by requiring them to complete the registration procedures. Other issuers will be given a sufficient transition period. The CSRC officials also noted that the regulation system contemplated by the draft Administrative Provisions and Measures differentiates between IPOs and follow-on offerings to take into account overseas capital markets’ fast and efficient features and to reduce impacts on overseas financing activities by domestic companies. We will continue to closely monitor regulatory developments in China regarding approval or registration requirements that may apply to us in the future.

Data Security and CAC Oversight

Currently, the Cybersecurity Review Measures which were released for comments in July 2021 and became effective on February 15, 2022 are not applicable to us, because we have no operations and do not constitute an online platform operator.

On July 10, 2021, the Cyberspace Administration of China issued the Cybersecurity Review Measures (revised draft for public comments), which proposed to authorize the CAC to conduct cybersecurity review on a range of activities that affect or may affect national security. The PRC National Security Law covers various types of national security, including technology security and information security. Such Cybersecurity Review Measures expand the cybersecurity review to online platform operators in possession of personal information of over one million users if the operators intend to list their securities in a foreign country. The Cybersecurity Review Measures took effect on February 15, 2022. The cybersecurity reviews mandated thereunder will focus on the potential risk of core data, important data, or a large amount of personal information being stolen, leaked, destroyed, illegally used or exported out of China, or critical information infrastructure being affected, controlled or maliciously used by foreign governments after a listing outside China. We are mindful of the requirements of the Cybersecurity Review Measures in conducting search for and evaluation of potential business opportunities.

Transfer of Cash Through Our Organization

We were incorporated under the laws of the state of Nevada in 2015 and we currently do not have any subsidiary or any operations or revenue. To date, we have financed our operations primarily through contributions by owners and borrowings from related parties. As of March 31, 2021, we had cash and cash equivalents of $nil.

In the future, if we form or acquire operating subsidiaries in China upon the Business Combination, within our direct holding structure, the cross-border transfer of funds from Bylog Group Corp., the Nevada holding company, to its Chinese subsidiaries is legal and compliant with the laws and regulations of China. Bylog Group Corp., as a foreign parent company, will be permitted to provide funding to its Chinese subsidiaries in the form of shareholder loans or capital contributions, subject to satisfaction of applicable government registration, approval and filing requirements of the respective jurisdiction. There are no quantity limits on the foreign parent company’s ability to make capital contributions to its PRC subsidiaries under the PRC regulations. However, a PRC subsidiary may only procure shareholder loans from its foreign parent company to the extent of the difference between the respective registered capital and total investment amount as recorded in the Chinese Foreign Investment Comprehensive Management Information System. As a holding company, Bylog Group Corp., will rely on dividends and other distributions on equity paid by its operating subsidiaries for cash requirements, including the funds necessary to pay dividends and other cash distributions to Bylog Group Corp.’s shareholders or to any service expenses it may incur. The ability of its subsidiaries in China to distribute dividends is based upon their distributable earnings. Current PRC regulations permit Chinese companies to pay dividends to their respective shareholders only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a PRC company is required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital. These reserves are not distributable as cash dividends. Furthermore, if any of the operating Chinese subsidiaries incurs debt on its own behalf in the future, the instruments governing such debt may restrict its ability to pay dividends to Bylog Group Corp.

To address persistent capital outflows and the RMB’s depreciation against the U.S. dollar in the fourth quarter of 2016, the People’s Bank of China and the State Administration of Foreign Exchange, or SAFE, implemented a series of capital control measures in the subsequent months, including stricter vetting procedures for China-based companies to remit foreign currency for overseas acquisitions, dividend payments and shareholder loan repayments. The PRC government may continue to strengthen its capital controls and PRC companies’ distribution of dividends and other assets may be subject to tightened scrutiny in the future. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. Therefore, a PRC company may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from its profits, if any.

As we currently have no subsidiary, operations, revenue or cash in China, so the foregoing restrictions are not applicable to us at this moment.

Implications of Holding Foreign Companies Accountable Act (the “HFCA Act”)

In recent years, as part of increased regulatory focus in the United States on access to audit information, the United States enacted the HFCA Act in December 2020. The HFCA Act includes requirements for the SEC to identify issuers whose audit reports are prepared by auditors that the PCAOB is unable to inspect or investigate completely because of a position taken by a non-U.S. authority in the auditor’s local jurisdiction. The HFCA Act also requires public companies on this SEC list to certify that they are not owned or controlled by a foreign government and make certain additional disclosures in their SEC filings. In addition, if the auditor of a U.S. listed company’s financial statements is not subject to PCAOB inspections for three consecutive “non-inspection” years after the law becomes effective, the SEC is required to prohibit the securities of such issuer from being traded on a U.S. national securities exchange, such as NYSE and Nasdaq, or in U.S. over-the-counter markets.

Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if enacted, would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to the PCAOB inspections for two consecutive years instead of three. On December 2, 2021, the SEC adopted amendments to finalize the interim final rules previously issued in March 2021 and established procedures to identify issuers and prohibit the trading of the securities of certain registrants as required by the HFCA Act. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions. The final amendments require SEC identified issuers to submit documentation to the SEC establishing that, if true, it is not owned or controlled by a governmental entity in the public accounting firm’s foreign jurisdiction. The amendments also require that an SEC-identified issuer that is a “foreign issuer,” as defined in Exchange Act Rule 3b-4, provide certain additional disclosures in its annual report for itself and any of its consolidated foreign operating entities. An SEC-identified issuer will be required to comply with the submission and disclosure requirements in the annual report for each year in which it was identified. If a registrant is identified as an SEC identified issuer based on its annual report for the fiscal year ending December 31, 2021, the registrant will be required to comply with the submission or disclosure requirements in its annual report filing covering the fiscal year ending December 31, 2022.

Pursuant to the HFCA Act, the PCAOB issued a Determination Report on December 16, 2021 which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in mainland China and Hong Kong, because of a position taken by the authorities in such jurisdictions. In addition, the PCAOB’s report identified specific registered public accounting firms which are subject to these determinations. Our U.S. registered public accounting firm, JLKZ CPA LLP, is not headquartered in mainland China or Hong Kong and was not identified in this report as a firm subject to the PCAOB’s determination. JLKZ CPA LLP is headquartered in Flushing, New York.

Although the audit report included in this annual report of the Company on Form 10-K for the fiscal year ended March 31, 2021, was prepared by JLKZ CPA LLP, a U.S.-based auditor who is registered with the PCAOB and currently subject to inspection by the PCAOB, there is no guarantee that future audit reports will be prepared by auditors that are completely inspected by the PCAOB. If it is later determined that the PCAOB is unable to inspect or investigate completely our auditor because of a position taken by the authority in the auditor’s jurisdiction, investors would be deprived of the benefits from such inspections then, and trading in our securities on the OTC markets could be prohibited under the HFCA Act or the Accelerating Holding Foreign Companies Accountable Act (if enacted) as a result of such lack of inspection by the PCAOB.

PART II

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2021 due to the material weaknesses in our internal control over financial reporting, which are described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2021. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our assessment, our Chief Executive Officer and Chief Financial Officer determined that, as of March 31, 2021, our internal control over financial reporting was ineffective because the following material weaknesses in our internal control over financial reporting have been identified:

●	The Company has no formal control process related to the identification and approval of related party transactions; and

●	As a result of limited resources, we did not maintain proper segregation of incompatible duties, namely the lack of an audit committee, an understaffed financial and accounting function, and the need for additional personnel to prepare and analyze financial information in a timely manner and to allow review and on-going monitoring and enhancement of our controls.

We are in the continuous process of improving our internal control over financial reporting in an effort to eliminate the material weaknesses through improved supervision and training of our staff, but additional effort is needed to fully remedy these deficiencies. Our Company is still in its development stage and intends to hire the necessary staff to address the weaknesses once revenue has been realized.

Our management does not believe that these material weaknesses had a material effect on our financial condition or results of operations or caused our consolidated financial statements as of and for the year ended March 31, 2021 to contain a material misstatement.

Changes in internal control over financial reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the fourth quarter of our fiscal year ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (3) Index to Exhibits

See exhibits listed under Part (b) below.

(b) Exhibits:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on November 19, 2018)
3.2	Amended and Restated Bylaws adopted on November 1, 2018 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on November 19, 2018)
31.1	Certifications of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 4, 2022

BYLOG GROUP CORP.

By:	/s/ Wah Leung
Wah Leung
Chief Executive Officer and Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wah Leung	Chairman, President, Chief Executive Officer and Chief Financial Officer	March 4, 2022
Wah Leung	(Principal Executive Officer and Principal Financing and Accounting Officer)

